Form 10-Q
period 2016-03-31
HarborOne Bancorp, Inc.
filed 2016-06-23
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37778

HarborOne Bancorp, Inc.

(Exact name of the registrant as specified in its charter)

Massachusetts	81-1607465
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

770 Oak Street, Brockton, Massachusetts	02301
(Address of principal executive offices)	(Zip Code)

(508) 895-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 23, 2016.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2016	2015
	(In thousands)
Assets

Cash and due from banks	$15,268	$18,153
Short-term investments	98,991	22,499
Total cash and cash equivalents	114,259	40,652

Securities available for sale, at fair value	120,905	128,541
Securities held to maturity, at amortized cost	62,461	63,579
Federal Home Loan Bank stock, at cost	17,480	18,735
Mortgage loans held for sale, at fair value	67,592	63,797
Loans, net of allowance for loan losses of $13,696 at March 31, 2016 and $13,700 at December 31, 2015	1,739,546	1,729,388
Accrued interest receivable	4,813	4,920
Other real estate owned and repossessed assets	2,027	2,347
Mortgage servicing rights, at fair value	12,330	12,958
Property and equipment, net	24,406	24,606
Retirement plan annuities	11,714	11,608
Bank-owned life insurance	38,609	38,333
Goodwill and other intangible assets	13,651	13,674
Other assets	14,975	10,004
Total assets	$2,244,768	$2,163,142

Liabilities and Retained Earnings

Deposits
Noninterest-bearing deposits	$208,492	$201,174
Interest-bearing deposits	1,543,219	1,490,038
Total deposits	1,751,711	1,691,212
Long-term borrowed funds	269,597	249,598
Mortgagors’ escrow accounts	4,264	4,486
Accrued interest payable	579	546
Deferred income taxes	1,530	989
Other liabilities and accrued expenses	25,206	25,623
Total liabilities	2,052,887	1,972,454

Commitments and contingencies (Notes 8 and 9)

Retained earnings	191,404	191,280
Accumulated other comprehensive income (loss)	477	(592)
Total retained earnings	191,881	190,688

Total liabilities and retained earnings	$2,244,768	$2,163,142

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Net Income (unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$15,643	$14,367
Interest on loans held for sale	460	27
Interest on taxable securities	872	895
Interest on non-taxable securities	227	227
Other interest and dividend income	237	115
Total interest and dividend income	17,439	15,631

Interest expense:
Interest on deposits	2,170	2,138
Interest on borrowed funds	1,383	1,476
Total interest expense	3,553	3,614

Net interest and dividend income	13,886	12,017
Provision for loan losses	205	250

Net interest income, after provision for loan losses	13,681	11,767

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(2,288)	(174)
Other	9,321	577
Total mortgage banking income	7,033	403
Deposit account fees	2,747	2,554
Income on retirement plan annuities	106	208
Gain on sale of consumer loans	50	—
Gain on sale and call of securities, net	242	294
Bank-owned life insurance income	276	295
Other income	608	508
Total noninterest income	11,062	4,262

Noninterest expenses:
Compensation and benefits	15,518	7,489
Occupancy and equipment	2,784	2,719
Data processing expenses	1,414	1,360
Loan expenses	1,592	203
Marketing	565	364
Deposit expenses	359	320
Postage and printing	345	277
Professional fees	577	427
Prepayment penalties on Federal Home Loan Bank advances	—	345
Foreclosed and repossessed assets	(56)	58
Deposit insurance	403	424
Other expenses	1,056	878
Total noninterest expenses	24,557	14,864

Income before income taxes	186	1,165

Income tax provision	62	244

Net income	$124	$921

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net income	$124	$921

Other comprehensive income:
Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	83	90
Related tax effect	(23)	(20)
Net-of-tax amount	60	70
Securities available for sale:
Unrealized holding gains	1,793	1,368
Reclassification adjustment for net realized gains	(242)	(294)
Net unrealized gains	1,551	1,074
Related tax effect	(542)	(374)
Net-of-tax amount	1,009	700
Total other comprehensive income	1,069	770

Comprehensive income	$1,193	$1,691

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Net Income.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the unaudited interim Consolidated Statements of Net Income.  The related income tax expense on reclassifications for securities available for sale for the three months ended March 31, 2016 and 2015 was $80,000 and $117,000, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Retained Earnings (unaudited)

		Accumulated
		Other	Total
	Retained	Comprehensive	Retained
	Earnings	Income (Loss)	Earnings
	(In thousands)

Balance at December 31, 2014	$183,875	$(417)	$183,458

Change in accounting principle, net of tax	1,637	—	1,637

Comprehensive income	921	770	1,691

Balance at March 31, 2015	$186,433	$353	$186,786

Balance at December 31, 2015	$191,280	$(592)	$190,688

Comprehensive income	124	1,069	1,193

Balance at March 31, 2016	$191,404	$477	$191,881

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$124	$921
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	205	250
Net amortization of securities premiums/discounts	188	282
Net amortization of net deferred loan costs/fees and premiums	1,606	1,821
Depreciation and amortization of premises and equipment	664	634
Change in mortgage servicing rights fair value	2,288	174
Mortgage and consumer servicing rights capitalized	(1,689)	(94)
Amortization of consumer servicing rights	17	22
Accretion of fair value adjustment on loans and deposits, net	(67)	(24)
Amortization of intangible assets	23	45
Gain on sale and call of securities, net	(242)	(294)
Bank-owned life insurance income	(276)	(295)
Income on retirement plan annuities	(106)	(208)
Gain on sale of portfolio loans	(144)	—
Net gain on sale and write-down of other real estate owned and repossessed assets	(125)	(14)
Deferred income tax provision	60	30
Net change in:
Loans held for sale	(3,795)	(2,458)
Other assets and liabilities, net	(5,235)	(6,276)
Net cash used by operating activities	(6,504)	(5,484)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments, and calls	9,778	12,647
Purchases	(9,182)	(27,593)
Sales	8,735	3,366
Activity in securities held to maturity:
Maturities, prepayment, and calls	1,027	925
Net (purchase) redemption of FHLB stock	1,255	(690)
Proceeds from sale of portfolio loans	29,831	—
Loan originations, net of principal payments	(42,005)	(3,820)
Proceeds from sale of other real estate owned and repossessed assets	861	565
Additions to property and equipment	(464)	(254)
Net cash used by investing activities	(164)	(14,854)

(continued)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	60,499	60,369
Net change in borrowed funds with maturities less than ninety days	—	(5,000)
Proceeds from other borrowed funds	20,000	20,000
Repayment of other borrowed funds	(1)	(25,001)
Net change in mortgagors’ escrow accounts	(223)	381
Net cash provided by financing activities	80,275	50,749

Net change in cash and cash equivalents	73,607	30,411

Cash and cash equivalents at beginning of year	40,652	52,983

Cash and cash equivalents at end of year	$114,259	$83,394

Supplemental cash flow information:
Interest paid on deposits	$2,167	$2,134
Interest paid on borrowed funds	1,352	1,495
Income taxes paid	75	265
Transfer of loans to other real estate owned and repossessed assets	416	942
Increase in MSRs due to change in accounting principle	—	2,725

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (‘SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2015 and 2014 and notes thereto included in the Company’s Registration Statement on Form S-1.

The unaudited interim Consolidated Financial Statements include the accounts of the Company, HarborOne Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of a mortgage company and two security corporations.  Merrimack Mortgage Company, LLC (“Merrimack Mortgage”) was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015.  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  All significant intercompany balances and transactions have been eliminated in consolidation.

Plan of Conversion

On January 27, 2016, the board of directors of the Bank adopted a plan of reorganization and minority stock issuance (“the Plan”) pursuant to which the Bank will reorganize into a two-tier mutual holding company structure with a mid-tier stock holding company, the Company, that will sell shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company as determined by an independent appraisal. Shares will be offered to eligible depositors, the tax qualified employee benefit plans of the Company and corporators, directors, officers and employees of the Company, in a subscription offering and, if necessary, to the general public in a community and/or syndicated community offering. The majority of the shares of the Company’s common stock will be owned by HarborOne Mutual Bancshares, the Company’s current mutual holding company parent (the “MHC”). In connection with the Plan, the Company will establish a charitable foundation, which will be funded with 0.7% of net proceeds raised in the offering and 1.2% of the Company’s outstanding shares of common stock.

All existing and future depositors of the Company will have the same liquidation rights in the MHC as were conferred upon depositors of the Company immediately prior to the reorganization.  Under the Plan, depositors as of December 31, 2014 will receive an interest in the liquidation account maintained by the MHC equal to the MHC’s total equity as reflected in its latest statement of financial condition contained in the prospectus for the MHC’s stock offering. The MHC will hold the liquidation account for the benefit of such depositors who continue to maintain deposits in the Company after the reorganization. The liquidation account would be distributed to such depositors only in the event of a liquidation of the Company.

If the deposit balance in any deposit account of a depositor at the close of business on any December 31 after December 31, 2014 is less than the lesser of the deposit balance in a deposit account at the close of business on any other December 31 after December 31, 2014 or the amount of the “qualifying deposit” in a deposit account on December 31, 2014, then the individual’s subaccount balance in the liquidation account will be reduced. Once reduced, the subaccount balance will not be subsequently increased, notwithstanding any increase in the balance of the related deposit account. If any deposit account is closed, the related subaccount balance will be reduced to zero. Upon a complete liquidation of the Company, each eligible account holder would be entitled to receive a distribution from the liquidation account in the amount of the then current adjusted subaccount balance(s) for deposit account(s) held by the holder before any distribution may be made to shareholders.

Subsequent to the reorganization, the board of directors of the Holding Company will have the authority to declare dividends on shares of common stock, subject to statutory and regulatory requirements and other considerations.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The direct costs of the Company’s stock offering will be deferred and deducted from the proceeds of the offering. At March 31, 2016, total deferred costs were $626,000. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through March 31, 2016, the Company had incurred approximately $231,000 incremental organizational conversion costs that were charged to operations.

Nature of Operations

The Company, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Company provides a variety of financial services to individuals and businesses through its fourteen full-service and two limited-service bank offices in eastern Massachusetts, a commercial lending office in Providence, Rhode Island and a residential loan office in Westford, Massachusetts.  Merrimack Mortgage maintains 33 offices in Massachusetts, New Hampshire, Connecticut and Maine, and is also licensed to lend in five additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages and consumer loans, including indirect automobile lending. The Company also originates, sells and services residential mortgage loans primarily through Merrimack Mortgage.

Use of Estimates

In preparing unaudited interim Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of  revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, derivatives, goodwill and the valuation of deferred tax assets.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed and generally do not exceed the time frame provided in The Uniform Retail Credit Classification and Account Management Policy.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015 or the three months ended March 31, 2016.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate portfolio loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance and does not generally grant loans that would be classified as subprime upon origination.  The Company generally has first or second liens on property

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

securing equity lines of credit.  Loans in this segment are generally collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this segment.

Commercial real estate – Loans in this segment are primarily secured by income-producing properties in southeastern New England.  The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, could have an effect on the credit quality in this segment.  Management obtains rent rolls annually and continually monitors the cash flows of these loans.

Construction – Loans in this segment include both residential and commercial construction loans.  Residential construction loans include loans to build one- to four-family owner-occupied properties, which are subject to the same credit quality factors as residential real estate loans.  Commercial construction loans may include speculative real estate development loans for which payment is derived from sale of the property.  Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer spending, could have an effect on the credit quality in this segment.

Consumer – Loans in this segment are generally secured by automobiles or unsecured and repayment is dependent on the credit quality of the individual borrower.

Allocated component

The allocated component relates to loans that are classified as impaired.  Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis.  Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring agreement or in the case of certain loans, based on the internal credit rating.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, except for troubled debt restructuring (“TDR”), the Company does not separately identify individual consumer loans for impairment evaluation.

A loan is considered impaired when, based on current information and events, it is probable that the Company  will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans.  When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR.  All TDRs are initially classified as impaired.  Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.  An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

Unallocated component

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Corporation has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For public entities that are not SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the impact of adopting this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  Management is currently evaluating the impact to the Consolidated Financial Statements of adopting this update.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.

In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. For public business entities, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. For non-public business entities, this ASU is effective for annual reporting periods beginning after December 31, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted, but only for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact to the consolidated financial statements of adopting this update.

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,000	$21	$—	$5,021
U.S. government-sponsored residential mortgage-backed securities	44,759	431	288	44,902
U.S. government-sponsored collateralized mortgage obligations	45,696	1,225	—	46,921
SBA asset-backed securities	23,687	374	—	24,061

Total securities available for sale	$119,142	$2,051	$288	$120,905

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$9,958	$46	$—	$10,004
U.S. government-sponsored residential mortgage-backed securities	23,427	217	5	23,639
U.S. government-sponsored collateralized mortgage obligations	3,111	206	—	3,317
Municipal bonds	25,965	1,815	—	27,780

Total securities held to maturity	$62,461	$2,284	$5	$64,740

December 31, 2015:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,000	$—	$33	$4,967
U.S. government-sponsored residential mortgage-backed securities	47,003	23	410	46,616
U.S. government-sponsored collateralized mortgage obligations	46,068	488	86	46,470
SBA asset-backed securities	30,258	233	3	30,488

Total securities available for sale	$128,329	$744	$532	$128,541

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$9,954	$34	$48	$9,940
U.S. government-sponsored residential mortgage-backed securities	24,330	99	280	24,149
U.S. government-sponsored collateralized mortgage obligations	3,264	150	—	3,414
Municipal bonds	26,031	1,672	—	27,703

Total securities held to maturity	$63,579	$1,955	$328	$65,206

One mortgage-backed security with a fair value of $3.1 million is pledged as collateral for interest rate swap agreements as of March 31, 2016 (see Note 9).  All of the U.S. government-sponsored collateralized mortgage obligations

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

and residential mortgage-backed securities are pledged to secure advances with the Federal Home Loan Bank (“FHLB”) of Boston as of March 31, 2016 (see Note 6).

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2016 is as follows:

	March 31, 2016
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
After 5 years through 10 years	$5,000	$5,021	$2,896	$3,008
Over 10 years	—	—	33,027	34,776
	5,000	5,021	35,923	37,784

U.S. government-sponsored residential mortgage-backed securities	44,759	44,902	23,427	23,639
U.S. government-sponsored collateralized mortgage obligations	45,696	46,921	3,111	3,317
SBA asset-backed securities	23,687	24,061	—	—

Total	$119,142	$120,905	$62,461	$64,740

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of six to twenty-seven years; however, it is expected that such securities will have shorter actual lives due to prepayments.

For the three months ended March 31, 2016 and 2015, proceeds from sales of securities available for sale amounted to $8,735,000 and $3,366,000, respectively, and gross realized gains amounted to $242,000 and $186,000, respectively.  For the three months ended March 31, 2016, no gain or loss was recognized on a security called with an amortized cost of $5,000,000.  For the three months ended March 31, 2015, gains of $108,000 were recognized on securities called with an amortized cost of $5,000,000.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
March 31, 2016:
Securities available for sale

U.S. government-sponsored residential mortgage-backed securities	$114	$4,379	$174	$14,107
	$114	$4,379	$174	$14,107

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$5	$4,746	$—	$—
	$5	$4,746	$—	$—

December 31, 2015:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$33	$4,967	$—	$
U.S. government-sponsored residential mortgage-backed securities	77	10,780	333	19,837
U.S. government-sponsored collateralized mortgage obligations	—	—	86	9,925
SBA asset-backed securities	3	7,754	—	—
	$113	$23,501	$419	$29,762

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$48	$4,952	$—	$—
U.S. government-sponsored residential mortgage-backed securities	—	—	280	20,991
	$48	$4,952	$280	$20,991

Management evaluates securities for other-than-temporary impairment at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2016, six debt securities with an amortized cost of $23,525,000 have unrealized losses with aggregate depreciation of 1.25% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Residential real estate:
1-4 family	$678,570	$710,969
Second mortgages and equity lines of credit	98,464	99,374
Commercial real estate	300,880	265,482
Construction	41,227	35,830
Total mortgage loans on real estate	1,119,141	1,111,655

Commercial	78,666	70,472

Consumer loans:
Auto	527,700	532,071
Personal	16,378	16,873
Total consumer loans	544,078	548,944

Total loans	1,741,885	1,731,071

Allowance for loan losses	(13,696)	(13,700)
Net deferred loan costs	11,357	12,017

Loans, net	$1,739,546	$1,729,388

The Company sold $4,777,000 of indirect auto loans during the three months ended March 31, 2016 and recognized a gain of $50,000.  No indirect loans were sold during the three months ended March 31, 2015.  The unpaid principal balance of indirect auto loans serviced for others was $40,185,000 and $40,370,000 at March 31, 2016 and December 31, 2015, respectively.

The Company sold $24,678,000 of 15-year residential portfolio loans during the three months ended March 31, 2016.  Included in mortgage banking income is $291,000 gain on sale.  No residential loans were sold from the portfolio during the three months ended March 31, 2015.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At March 31, 2016 and December 31, 2015, the Company was servicing loans for participants aggregating $17,813,000 and $11,854,000, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses during the three months ended March 31, 2016 and 2015 and allocation of the allowance to loan segments at March 31, 2016 and December 31, 2015 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(215)	84	(31)	11	163	193	205
Charge-offs	(72)	—	—	—	(220)	—	(292)
Recoveries	19	—	—	2	62	—	83
Balance at March 31, 2016	$5,548	$4,449	$550	$1,467	$835	$847	$13,696

Balance at December 31, 2014	$7,755	$2,628	$452	$1,095	$1,255	$749	$13,934

Provision (credit) for loan losses	(484)	(60)	(12)	(17)	173	650	250
Charge-offs	(186)	—	—	—	(268)	—	(454)
Recoveries	18	—	—	—	33	—	51
Balance at March 31, 2015	$7,103	$2,568	$440	$1,078	$1,193	$1,399	$13,781

	At March 31, 2016
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Loans:
Impaired loans	$51,283	$—	$135	$722	$—	$—	$52,140
Non-impaired loans	725,751	300,880	41,092	77,944	544,078	—	1,689,745
Total loans	$777,034	$300,880	$41,227	$78,666	$544,078	$—	$1,741,885
Allowance for loan losses:
Impaired loans	$1,836	$—	$—	$201	$—	$—	$2,037
Non-impaired loans	3,712	4,449	550	1,266	835	847	11,659
Total allowance for loan losses	$5,548	$4,449	$550	$1,467	$835	$847	$13,696

	At December 31, 2015
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Loans:
Impaired loans	$53,452	$483	$136	$554	$—	$—	$54,625
Non-impaired loans	756,891	264,999	35,694	69,918	548,944	—	1,676,446
Total loans	$810,343	$265,482	$35,830	$70,472	$548,944	$—	$1,731,071
Allowance for loan losses:
Impaired loans	$1,977	$13	$—	$204	$—	$—	$2,194
Non-impaired loans	3,839	4,352	581	1,250	830	654	11,506
Total allowance for loan losses	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2016 and December 31, 2015:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
March 31, 2016
Residential real estate:
1-4 family	$4,560	$811	$8,689	$14,060	$23,941
Second mortgages and equity lines of credit	394	111	715	1,220	2,409
Commercial real estate	107	—	—	107	549
Construction	—	—	136	136	136
Commercial	74	—	173	247	173
Consumer:
Auto	1,206	247	168	1,621	346
Personal	27	15	67	109	80

Total	$6,368	$1,184	$9,948	$17,500	$27,634

December 31, 2015
Residential real estate:
1-4 family	$5,779	$419	$9,978	$16,176	$25,841
Second mortgages and equity lines of credit	610	164	844	1,618	2,386
Commercial real estate	—	—	173	173	173
Construction	—	—	136	136	136
Commercial	18	—	—	18	558
Consumer:
Auto	2,156	358	140	2,654	263
Personal	116	27	53	196	70

Total	$8,679	$968	$11,324	$20,971	$29,427

At March 31, 2016 and December 31, 2015, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential	$22,634	$23,860	$—	$23,600	$25,327	$—
Commercial real estate	—	—	—	173	301	—
Construction	135	135	—	136	136	—
Commercial	235	363	—	62	62	—

Total	$23,004	$24,358	$—	$23,971	$25,826	$—

Impaired loans with a valuation allowance:
Residential	$28,649	$29,943	$1,836	$29,852	$30,836	$1,977
Commercial real estate	—	—	—	310	310	13
Commercial	487	487	201	492	492	204

Total	$29,136	$30,430	$2,037	$30,654	$31,638	$2,194

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)
Residential	$52,367	$656	$333	$57,696	$592	$425
Commercial real estate	242	—	—	1,369	10	10
Construction	136	4	4	—	5	5
Commercial	638	39	39	1,368	14	14

Total	$53,383	$699	$376	$60,433	$621	$454

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three months ended March 31, 2016 and 2015, not for the time period designated as impaired.

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three months ended March 31, 2016 and March 31, 2015 respectively.

The recorded investment of troubled debt restructurings was $33,289,000 and $31,595,000 at March 31, 2016 and 2015, respectively.  Of these loans, $8,618,000 and $12,792,000 million were nonaccruing at March 31, 2016 and 2015, respectively.

Although not general practice, there were modifications that included extending maturity dates.  These amounts show an increase from the pre-modification balance due to capitalized delinquent interest and/or escrow.  All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

During the three months ended March 31, 2015, three troubled debt restructurings defaulted with a total recorded investment of $588,000.  During the three months ended March 31, 2016, no troubled debt restructurings defaulted.  A default is defined as two or more payments in arrears, in the first twelve months after restructure.

Mortgage loans in the process of foreclosure totaled $5,866,000 and $6,546,000 at March 31, 2016 and December 31, 2015, respectively. They are reported in loans.

Credit Quality Information

The Company uses a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans, as follows:

Loans rated 1 – 6 are considered “pass” rated loans with low to average risk.

Loans rated 7 are considered “special mention.”  These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 8 are considered “substandard.”  Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged.  There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 9 are considered “doubtful.”  Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 10 are considered “uncollectible” (loss), and of such little value that their continuance as loans is not warranted.

Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  Annually, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

The following table presents the Company’s loans by risk rating at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(In thousands)
Loans rated 1 - 6	$297,200	$75,512	$29,575	$260,983	$66,072	$25,761
Loans rated 7	—	2,432	—	—	3,362	—
Loans rated 8	—	332	—	—	645	—
Loans rated 9	—	390	—	—	393	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	3,680	—	11,652	4,499	—	10,069

	$300,880	$78,666	$41,227	$265,482	$70,472	$35,830

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1,384,434,000 and $1,244,856,000 as of March 31, 2016 and December 31, 2015, respectively.

The Company has elected to account for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At March 31, 2016 and December 2015, the following assumptions were used in the calculation of fair value of MSRs:

	2016	2015
Prepayment speed (weighted average)	12.95%	9.90%
Discount rate (weighted average)	9.23	9.10
Weighted average default rate	1.93	1.40

The following summarizes changes to mortgage servicing rights for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period (2016 at fair value)	$12,958	$2,168
Fair value election	—	2,726
Additions from loans sold with servicing retained	1,660	94
Changes in fair value due to :
Reductions from loans paid off during the period	(192)	(158)
Changes due to valuation inputs or assumptions	(2,096)	(16)
Fair value, end of period	$12,330	$4,814

For the three months ended March 31, 2016 and 2015, contractually specified servicing fees included in mortgage banking income amounted to $822,000 and $323,000, respectively.

5.DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
NOW and demand deposit accounts	$331,709	$320,717
Regular savings and club accounts	312,362	295,533
Money market deposit accounts	651,503	612,370
Total non-certificate accounts	1,295,574	1,228,620

Term certificate accounts greater than or equal to $250,000	81,191	81,969
Term certificate accounts less than $250,000	374,946	380,623
Total certificate accounts	456,137	462,592

Total deposits	$1,751,711	$1,691,212

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of certificate accounts by maturity at March 31, 2016 is as follows:

		Weighted
		Average
	Amount	Rate
	(Dollars in thousands)
Within 1 year	$226,506	0.79%
Over 1 year to 2 years	151,911	1.51
Over 2 years to 3 years	39,907	1.42
Over 3 years to 4 years	25,262	1.73
Over 4 years to 5 years	12,551	1.66

	$456,137	1.17%

6.BORROWED FUNDS

Borrowed funds at March 31, 2016 and December 31, 2015 consist of FHLB advances and are summarized by maturity and call date below:

	March 31, 2016			December 31, 2015
			Weighted			Weighted
	Scheduled	Redeemable	Average	Scheduled	Redeemable	Average
	Maturity	at Call Date (1)	Rate (2)	Maturity	at Call Date (1)	Rate (2)
	(Dollars in thousands)
Year ending December 31:

2017	$45,000	$60,000	1.51%	$45,000	$60,000	1.51%
2018	69,500	54,500	3.13	69,500	54,500	3.13
2019	50,000	50,000	1.65	50,000	50,000	1.65
2020	35,000	35,000	1.68	35,000	35,000	1.68
2021 and thereafter*	70,097	70,097	1.83	50,098	50,098	1.84

	$269,597	$269,597	2.06%	$249,598	$249,598	2.08%

Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

(1)Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed  at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)Weighted average rate based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 79% of the carrying value of first mortgage loans on owner-occupied residential property and 94% of the fair value of government-sponsored enterprises and mortgage-backed securities obligations.

The Company also has an available line of credit with the Federal Reserve Bank secured by 70% of the carrying value of indirect auto loans with an amortized balance amounting to $268,432,000 and $288,016,000, respectively, of which no amount was outstanding at March 31, 2016 and December 31, 2015, respectively.

7.INCOME TAXES

Income Tax Provision

The provision for income taxes was $62,000 and $244,000 for the three months ended March 31, 2016 and 2015, respectively.  The effective tax rate was 33.3% and 20.9% for the three months ended March 31, 2016 and 2015,

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

respectively.  The increase in the effective tax rate in 2016 is due primarily to the effect of higher projected pre-tax income while maintaining the same level of tax-advantaged income such as BOLI and tax-exempt municipal bonds.

Deferred Tax Liability

At March 31, 2016, the Company reported a net deferred tax liability of $1,530,000, compared to a $989,000 liability as of December 31, 2015. The increase of unrealized gains on available for sale securities caused the increase in the deferred tax liability.

8.OTHER COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and advance funds on various lines of credit.  Those commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying unaudited interim Consolidated Financial Statements.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

The following financial instruments were outstanding at March 31, 2016 and December 31, 2015.  The contract amounts represent credit risk:

	March 31,	December 31,
	2016	2015
	(In thousands)
Commitments to grant loans	$130,715	$62,445
Unadvanced funds on home equity lines of credit	84,061	82,881
Unadvanced funds on revolving lines of credit	39,691	42,488
Unadvanced funds on construction loans	32,986	29,809

Commitments to extend credit and unadvanced portion of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for unadvanced funds on construction loans, home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Loans, construction loans and home equity lines of credit are collateralized by real estate while revolving lines of credit are unsecured.

9.DERIVATIVES

Interest Rate Risk Management – Derivative Instruments Not Designated As Hedging Instruments

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company does not have any fair value hedges or cash flow hedges at March 31, 2016 and  December 31, 2015.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  The Company enters into commitments to fund residential mortgage loans at specified times in the future, with the intention that these loans will subsequently be sold in the secondary market.  A mortgage loan commitment binds the Company to lend funds to a potential borrower at a specified interest rate and within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of the rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date.  If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor to compensate the investor for the shortfall.

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes.  Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments.

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $3,132,000 are pledged to secure the Company’s liability for the offsetting interest rate swaps.  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the consolidated balance sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(In thousands)
March 31, 2016:
Derivative loan commitments	$149,108	Other assets	$2,943	Other liabilities	$—
Forward loan sale commitments	195,098	Other assets	—	Other liabilities	1,006
Interest rate swaps	63,683	Other assets	2,549	Other liabilities	2,549
Total derivatives not designated as hedging instruments			$5,492		$3,555

December 31, 2015:
Derivative loan commitments	$109,610	Other assets	$1,432	Other liabilities	$—
Forward loan sale commitments	123,619	Other assets	229	Other liabilities	89
Interest rate swaps	63,789	Other assets	1,226	Other liabilities	1,226
Total derivatives not designated as hedging instruments			$2,887		$1,315

The following table presents information pertaining to the Company’s derivative instruments on the consolidated statements of net income:

		Three Months Ended March 31,
		2016	2015
	Location of Gain (Loss)	Amount of Gain (Loss)
		(In thousands)
Derivative loan commitments	Mortgage banking income	$1,511	$76
Forward loan sale commitments	Mortgage banking income	(1,146)	(31)
Total		$365	$45

10.COMPENSATION AND BENEFIT PLANS

Supplemental Retirement Plans

On March 1, 2016, in anticipation of the reorganization, the Company amended a Supplemental Executive Retirement Plan with an executive to accelerate vesting.  This amendment increased the net present value of the benefit obligation in the amount of $891,000 and this increase was expensed in the first quarter of 2016.

11.MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “FDIC”).  Failure to meet minimum capital requirements can result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Common equity Tier 1 capital for banks and bank holding companies consists of common stockholders’ equity and related surplus.  Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders’ equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions.  Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses.  The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk.  The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%.  Additionally, subject to a transition schedule, the capital rules require a bank holding company to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The FDIC has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above.  Under the FDIC’s revised rules, which became effective January 1, 2015, an insured state nonmember bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In addition, because the Bank obtained FDIC deposit insurance in 2013, it was treated as a de novo institution and was required by the FDIC to maintain a leverage ratio of not less than 8.0% for the first seven years of operation following the effectiveness of its deposit insurance.  The Bank received notification from the FDIC that its status as a newly insured institution and the applicability of these enhanced regulatory requirements will terminate on July 1, 2016.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Bank’s regulatory capital ratios as of March 31, 2016 and December 31, 2015 are presented in the table below.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum		Corrective Action
	Actual		Capital Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2016:
Common equity Tier 1 capital to risk-weighted assets	$177,883	10.4%	$77,004	4.5%	$111,228	6.5%
Tier 1 capital to risk-weighted assets	177,883	10.4	102,672	6.0	136,896	8.0
Total capital to risk-weighted assets	191,579	11.2	136,896	8.0	171,120	10.0
Tier 1 capital to average assets	177,883	8.2	174,033	8.0	174,033	8.0

December 31, 2015:
Common equity Tier 1 capital to risk-weighted assets	$177,809	10.8%	$73,809	4.5%	$106,613	6.5%
Tier 1 capital to risk-weighted assets	177,809	10.8	98,412	6.0	131,216	8.0
Total capital to risk-weighted assets	191,509	11.7	131,216	8.0	164,020	10.0
Tier 1 capital to average assets	177,809	8.3	171,330	8.0	171,330	8.0

12.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in retained earnings, are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain	$1,763	$212
Related tax effect	(615)	(73)
Net-of-tax amount	1,148	139

Directors' retirement plan:
Prior service cost	(1,132)	(1,215)
Related tax effect	461	484
Net-of-tax amount	(671)	(731)

Total accumulated other comprehensive income (loss)	$477	$(592)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents changes in accumulated other comprehensive income by component:

	For the Period Ended March 31, 2016
	(In thousands)
	Unrealized Gains
	and Losses on	Director's
	Available-for-Sale	Retirement
	Securities	Plan	Total
Balance at beginning of period	$139	$(731)	$(592)

Other comprehensive income before reclassifications	1,793	-	1,793
Amounts reclassified from accumulated other comprehensive income	(242)	83	(159)
Net current period other comprehensive income	1,551	83	1,634

Related tax effect	(542)	(23)	(565)

Balance at end of period	$1,148	$(671)	$477

13.FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The fair value of an asset or liability is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various assets or liabilities.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Securities - All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.  Securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market.  Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank stock - The fair value of Federal Home Loan Bank stock is equal to cost based on redemption provisions.

Mortgage loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At March 31, 2016 and December 31, 2015, there were no mortgage loans held for sale that were greater than ninety days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table provides the fair value and contractual principal outstanding of mortgage loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2016	2015
	(In thousands)
Mortgage loans held for sale, fair value	$67,592	$63,797
Mortgage loans held for sale, contractual principal outstanding	65,052	61,701
Fair value less unpaid principal	$2,540	$2,096

Loans - Fair values for mortgage loans and other loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Retirement plan annuities - The carrying value of the annuities are based on their contract values which approximate fair value.

Mortgage servicing rights - Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Deposits and mortgagors’ escrow accounts - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) and mortgagors’ escrow accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowed funds - The fair values of borrowed funds are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   At March 31, 2016 and December 31, 2015, the weighted average pull-through rate for derivative loan commitments was 83% and 85%, respectively.

Off-balance sheet credit-related instruments - Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of off-balance sheet instruments are immaterial.

Interest rate swaps - The Company’s interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available.  For these interest rate derivatives, fair value is determined by a third party utilizing models that use primarily market observable inputs, such as swap rates and yield curves.  The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve to arrive at the fair value of each swap.  The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment.

Fair Value Hierarchy

The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Level 1 – Valuation is based on quoted prices in active markets for identical assets or liabilities.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

Transfers between levels are recognized at the end of the reporting period, if applicable.  There were no transfers during the periods presented.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2016
Assets

U.S. government and government-sponsored enterprise obligations	$—	$5,021	$—	$5,021
U.S. government-sponsored residential mortgage-backed securities	—	44,902	—	44,902
U.S. government-sponsored collateralized mortgage obligations	—	46,921	—	46,921
SBA asset-backed securities	—	24,061	—	24,061
Mortgage loans held for sale	—	67,592	—	67,592
Mortgage servicing rights	—	12,330	—	12,330
Derivative loan commitments	—	—	2,943	2,943
Interest rate swaps	—	2,549	—	2,549
	$—	$203,376	$2,943	$206,319
Liabilities

Forward loan sale commitments	$—	$—	$1,006	$1,006
Interest rate swaps	—	2,549	—	2,549
	$—	$2,549	$1,006	$3,555

December 31, 2015
Assets

U.S. government and government-sponsored enterprise obligations	$—	$4,967	$—	$4,967
U.S. government-sponsored residential mortgage-backed securities	—	46,616	—	46,616
U.S. government-sponsored collateralized mortgage obligations	—	46,470	—	46,470
SBA asset-backed securities	—	30,488	—	30,488
Mortgage loans held for sale	—	63,797	—	63,797
Mortgage servicing rights	—	12,958	—	12,958
Derivative loan commitments	—	—	1,432	1,432
Forward loan sale commitments	—	—	229	229
Interest rate swaps	—	1,226	—	1,226
	$—	$206,522	$1,661	$208,183
Liabilities

Forward loan sale commitments	$—	$—	$89	$89
Interest rate swaps	—	1,226	—	1,226
	$—	$1,226	$89	$1,315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2016 and 2015, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Assets	Liabilities
	Derivative and	Derivative and
	Forward Loan Sale	Forward Loan Sale
	Commitments,	Commitments,
	Net	Net
	(In thousands)

Balance at December 31, 2015	$1,661	$(89)

Total gains (losses) included in net income (1)	1,282	(917)

Balance at March 31, 2016	$2,943	$(1,006)

Balance at December 31, 2014	$67	$(44)

Total gains (losses) included in net income (1)	88	(43)

Balance at March 31, 2015	$155	$(87)

Changes in unrealized (losses) gains relating to instruments at March 31, 2016	$2,943	$(1,006)

Changes in unrealized (losses) gains relating to instruments at March 31, 2015	$155	$(87)

(1)	Included in mortgage banking income on the unaudited interim Consolidated Statements of Net Income

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.  The loss

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

represents the amount of the fair value adjustments recorded during the three months ended March 31, 2016 and year ended December 31, 2015 on the assets held at March 31, 2016 and December 31, 2015, respectively.

				Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)
March 31, 2016

Impaired loans	$—	$—	$3,218	$278
Other real estate owned and repossessed assets	—	—	2,027	11

	$—	$—	$5,245	$289

December 31, 2015

Impaired loans	$—	$—	$3,988	$67
Other real estate owned and repossessed assets	—	—	2,347	4

	$—	$—	$6,335	$71

Losses applicable to write-downs of impaired loans and other real estate owned and repossessed assets are based on the appraised value of the underlying collateral less estimated costs to sell.  The losses on impaired loans is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses.  The losses on other real estate owned and repossessed assets represent adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.  These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Summary of Fair Values of Financial Instruments

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows.  Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

		March 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$114,259	$114,259	$—	$—	$114,259
Securities available for sale	120,905	—	120,905	—	120,905
Securities held to maturity	62,461	—	64,740	—	64,740
Federal Home Loan Bank stock	17,480	—	—	17,480	17,480
Mortgage loans held for sale	67,592	—	67,592	—	67,592
Loans, net	1,739,546	—	—	1,778,436	1,778,436
Retirement plan annuities	11,714	—	—	11,714	11,714
Mortgage servicing rights	12,330	—	12,330	—	12,330
Accrued interest receivable	4,813	—	4,813	—	4,813

Financial liabilities:
Deposits	1,751,711	—	—	1,729,963	1,729,963
Borrowed funds	269,597	—	274,407	—	274,407
Mortgagors’ escrow accounts	4,264	—	—	4,264	4,264
Accrued interest payable	579	—	579	—	579

Derivative loan commitments:
Assets	2,943	—	—	2,943	2,943

Interest rate swap agreements:
Assets	2,549	—	2,549	—	2,549
Liabilities	2,549	—	2,549	—	2,549

Forward loan sale commitments:
Liabilities	1,006	—	—	1,006	1,006

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

		December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,652	$40,652	$—	$—	$40,652
Securities available for sale	128,541	—	128,541	—	128,541
Securities held to maturity	63,579	—	65,206	—	65,206
Federal Home Loan Bank stock	18,735	—	—	18,735	18,735
Mortgage loans held for sale	63,797	—	63,797	—	63,797
Loans, net	1,729,388	—	—	1,754,997	1,754,997
Retirement plan annuities	11,608	—	—	11,608	11,608
Mortgage servicing rights	12,958	—	12,958	—	12,958
Accrued interest receivable	4,920	—	4,920	—	4,920

Financial liabilities:
Deposits	1,691,212	—	—	1,695,731	1,695,731
Borrowed funds	249,598	—	251,812	—	251,812
Mortgagors’ escrow accounts	4,486	—	—	4,486	4,486
Accrued interest payable	546	—	546	—	546

Derivative loan commitments:
Assets	1,432	—	—	1,432	1,432

Interest rate swap agreements:
Assets	1,226	—	1,226	—	1,226
Liabilities	1,226	—	1,226	—	1,226

Forward loan sale commitments:
Assets	229	—	—	229	229
Liabilities	89	—	—	89	89

14.SEGMENT REPORTING

The Company has two reportable segments: HarborOne Bank and Merrimack Mortgage.  Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Revenue from Merrimack Mortgage comprises interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Segment profit and loss is measured by net income on a legal entity basis.  Intercompany transactions are eliminated in consolidation.

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2016 and 2015 and for the three months then ended are presented in the table below.  Merrimack

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Mortgage was acquired in July 2015.  Therefore, for the three months ended March 31, 2015, the Company had a single segment, HarborOne Bank.

	2016				2015 (1)
	HarborOne	Merrimack			HarborOne
	Bank	Mortgage	Eliminations	Consolidated	Bank
	(In thousands)
Net interest and dividend income	$13,546	$340	$—	$13,886	$12,017
Provision for loan losses	205	—	—	205	250
Net interest income, after provision for loan losses	13,341	340	—	13,681	11,767
Mortgage banking income:
Changes in mortgage servicing rights fair value	(595)	(1,693)	—	(2,288)	(174)
Other	1,008	8,313	—	9,321	577
Total mortgage banking income	413	6,620	—	7,033	403
Other noninterest income (loss)	4,035	(6)	—	4,029	3,859
Total noninterest income	4,448	6,614	—	11,062	4,262
Noninterest expense	16,942	7,615	—	24,557	14,864
Income (loss) before income taxes	847	(661)	—	186	1,165
Provision (benefit) for income taxes	326	(264)	—	62	244
Net income (loss)	$521	$(397)	$—	$124	$921

Total assets	$2,241,886	$90,050	$(87,168)	$2,244,768	$2,087,767
Goodwill	$3,186	$10,179	$—	$13,365	$3,186

(1)	Merrimack Mortgage was acquired on July 1, 2015.

15.SUBSEQUENT EVENTS

There were no subsequent events that require adjustment to the unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2016, and our results of operations for the quarters ended March 31, 2016 and 2015. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies

Certain of our accounting policies, which are important to the portrayal of our financial condition, require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 18, 2016.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets.    Total assets increased $81.6 million, or 3.8%, to $2.24 billion at March 31, 2016 from $2.16 billion at December 31, 2015 as we continued our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents increased $73.6 million to $114.3 million at March 31, 2016 from $40.7 million at December 31, 2015, primarily reflecting increased deposits and borrowings during the quarter that were only partially redeployed into loans at March 31, 2016 as certain commercial loan closings scheduled for March extended into April.

Loans Held for Sale.    Loans held for sale at March 31, 2016 were $67.6 million, an increase of $3.8 million from $63.8 million at December 31, 2015, primarily due to the continued low interest rate environment providing ongoing mortgage refinance and origination activity. Of the loans held for sale at March 31, 2016, $63.0 million were originated by Merrimack Mortgage and $4.6 million were originated by HarborOne Bank.

Loans, Net.    At March 31, 2016, net loans were $1.74 billion, an increase of $10.2 million, or 0.6%, from $1.73 billion at December 31, 2015, primarily due to an increase in the Bank’s commercial real estate loan originations partially offset by a decrease in residential and consumer loans. Total commercial real estate and commercial loans at March 31, 2016 were $379.5 million, an increase of $43.6 million, or 13.0%, from $336.0 million at December 31, 2015, reflecting the execution of our business strategy to increase commercial lending. Construction loans increased $5.4 million, or 15.1%, in the same period, primarily driven by commercial construction originations. Our residential and consumer loan portfolios decreased by $33.3 million and $4.9 million, respectively, for the same period primarily due to sales of $24.7 million and $4.8 million of residential and consumer loans, respectively, with servicing retained by us. The allowance for loan losses was $13.7 million at March 31, 2016 and December 31, 2015

The following table provides the composition of our loan portfolio at the dates indicated:

	At March 31, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
1-4 family	$678,570	39.0%	$710,969	41.1%
Second mortgages and equity lines of credit	98,464	5.6	99,374	5.7
Commercial real estate	300,880	17.3	265,482	15.3
Construction	41,227	2.4	35,830	2.1
	1,119,141	64.3	1,111,655	64.2
Commercial	78,666	4.5	70,472	4.1
Consumer:
Auto	527,700	30.3	532,071	30.7
Personal	16,378	0.9	16,873	1.0
Total consumer	544,078	31.2	548,944	31.7
Total Loans	1,741,885	100.0%	1,731,071	100.0%
Net deferred loan origination costs	11,357		12,017
Allowance for loan losses	(13,696)		(13,700)
Loans, net	$1,739,546		$1,729,388

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at March 31, 2016 were $183.4 million, a decrease of $8.8 million, or 4.6% from December 31, 2015. The sale of $8.5 million of securities as well as $9.4 million in prepayments, calls and amortization were only partially offset by $9.2 million in securities purchases. The decline in investments continues our strategy to change the composition of our balance sheet to higher yielding loans.  The following table provides the composition of our securities available-for-sale and our securities held-to-maturity at the dates indicated:

	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available-for-sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$5,000	$5,021	$5,000	$4,967
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	90,455	91,823	93,071	93,086
SBA asset-backed securities	23,687	24,061	30,258	30,488
Total securities available for sale	$119,142	$120,905	$128,329	$128,541

Securities held-to-maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$9,958	$10,004	$9,954	$9,940
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	26,538	26,956	27,594	27,563
Other bonds and obligations:
State and political subdivisions	25,965	27,780	26,031	27,703
Total securities held to maturity	$62,461	$64,740	$63,579	$65,206

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair market value. At March 31, 2016, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.38 billion. Total mortgage servicing rights were $12.3 million at March 31, 2016, compared to $13.0 million at December 31, 2015. The $628,000 decrease was primarily due to a decrease in fair value from December 31, 2015 to March 31, 2016 of $2.3 million due to a combination of changes in market interest rates and loan repayments, partially offset by $1.7 million of loan servicing rights added to the portfolio.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Fair value, beginning of period	$12,958	$2,168
Fair value election	—	2,726
Additions from loans sold with servicing retained	1,660	94
Changes in fair value due to:
Reductions from loans paid off during the period	(192)	(158)
Changes due to valuation inputs or assumptions	(2,096)	(16)
Fair value, end of period	$12,330	$4,814

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

be appropriate if they are applied to a different point in time. The following table presents assumptions utilized in determining the fair value of mortgage servicing rights at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Weighted average prepayment speed	12.95%	9.90%
Weighted average discount rate	9.23	9.10
Weighted average default rate	1.93	1.40

Prepayment speeds are significantly impacted by mortgage rates. Decreasing mortgage rates normally encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the mortgage servicing rights, thereby reducing the value of mortgage servicing rights.

Management has made the strategic decision not to hedge mortgage servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the mortgage servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of mortgage servicing rights by selling them or originating loans with the servicing released.

Deposits.    Deposits increased $60.5 million, or 3.6%, to $1.75 billion at March 31, 2016 from $1.69 billion at December 31, 2015. The growth in deposits was driven by an increase of $39.1 million in money market deposits, $11.0 million in checking account deposits, and $16.8 million in savings account deposits, partially offset by a decline of $6.5 million in certificates of deposit. During the three months ended March 31, 2016, we continued to focus on growing our business, retail and municipal non-certificate deposits in order to better manage our cost of funds and to expand our customer relationships.

Borrowings.Total borrowings from the FHLB were $269.6 million at March 31, 2016, an increase of $20.0 million from $249.6 million at December 31, 2015. The increase was a five year term $20.0 million borrowing used to fund commercial loan growth.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview.   Consolidated net income for the three months ended March 31, 2016 was $124,000, reflecting net income of $521,000 from our HarborOne Bank segment, partially offset by a net loss of $397,000 at our Merrimack Mortgage segment.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for HarborOne Bank for the three months ended March 31, 2016 and 2015 (excluding Merrimack Mortgage), the increase or decrease in those results, and the results of operations for Merrimack Mortgage for the three months ended March 31, 2016. Because we acquired Merrimack Mortgage on July 1, 2015, no comparative information is presented for that segment.

					Merrimack
	HarborOne Bank				Mortgage
					Three
	Three Months Ended				Months Ended
	March 31,		Increase (Decrease)		March 31,
	2016	2015	Dollars	Percent	2016
	(Dollars in thousands)
Net interest and dividend income	$13,546	$12,017	$1,529	12.7%	$340
Provision for loan losses	205	250	(45)	(17.9)	—
Net interest income, after provision for loan losses	13,341	11,767	1,574	13.4	340
Mortgage banking income:
Changes in mortgage servicing rights fair value	(595)	(174)	(421)	242.0	(1,693)
Other	1,008	577	431	74.7	8,313
Total mortgage banking income	413	403	10	2.4	6,620
Other noninterest income (loss)	4,035	3,859	176	4.6	(6)
Total noninterest income	4,448	4,262	186	4.4	6,614
Noninterest expense	16,942	14,864	2,078	14.0	7,615
Income (loss) before income taxes	847	1,165	(318)	(27.3)	(661)
Provision (benefit) for income taxes	326	244	82	33.6	(264)
Net income (loss)	$521	$921	$(400)	(43.4)%	$(397)

HarborOne Bank Consolidated

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal tax rate of 35%. Prior periods have been restated to reflect this change. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,803,000	$16,103	3.59%	$1,668,112	$14,394	3.50%
Investment securities (2)	201,950	1,339	2.67%	226,639	1,283	2.30%
Other interest-earning assets	59,649	76	0.51%	51,486	33	0.26%
Total interest-earning assets	2,064,599	17,518	3.41%	1,946,237	15,710	3.27%
Noninterest-earning assets	122,326			106,134
Total assets	$2,186,925			$2,052,371
Interest-bearing liabilities:
Savings accounts	$301,557	$130	0.17%	$275,312	$118	0.17%
NOW accounts	116,866	18	0.06%	104,803	17	0.07%
Money market accounts	630,664	704	0.45%	481,448	499	0.42%
Certificates of deposit	458,636	1,318	1.16%	510,380	1,504	1.20%
Total interest-bearing deposits	1,507,723	2,170	0.58%	1,371,943	2,138	0.63%
FHLB advances	265,392	1,383	2.10%	321,546	1,476	1.86%
Total interest-bearing liabilities	1,773,115	3,553	0.81%	1,693,489	3,614	0.87%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	191,942			152,418
Other noninterest-bearing liabilities	29,114			19,589
Total liabilities	1,994,171			1,865,496
Total equity	192,754			186,875
Total liabilities and equity	$2,186,925			$2,052,371
Tax equivalent net interest income		13,965			12,096
Tax equivalent interest rate spread (3)			2.60%			2.40%
Less:tax equivalent adjustment		79			79
Net interest income as reported		$13,886			$12,017
Net interest-earning assets (4)	$291,484			$252,748
Net interest margin (5)			2.71%			2.50%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis			2.72%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities			116.44%			114.92%

(1)	Includes loans held for sale, nonaccruing loan balances and interest received on such loans.
(2)

Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments were 2.51% and 2.15% for the three months ended March 31, 2016 and 2015, respectively.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated, on a consolidated basis. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended March 31,
	2016 v. 2015
	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,067	$643	$1,710
Investment securities	(137)	194	57
Other interest-earning assets	(57)	98	41
Total interest-earning assets	873	935	1,808
Interest-bearing liabilities:
Savings accounts	9	3	12
NOW accounts	2	(1)	1
Money market accounts	146	59	205
Certificates of deposit	(141)	(45)	(186)
Total interest-bearing deposits	16	16	32
FHLB advances	(249)	156	(93)
Total interest-bearing liabilities	(233)	172	(61)
Change in net interest income	$1,106	$763	$1,869

Interest and Dividend Income.    Interest and dividend income increased $1.8 million, or 11.6%, to $17.4 million for the three months ended March 31, 2016, compared to $15.6 million for the three months ended March 31, 2015. The increase was primarily due to a $1.7 million, or 11.9%, increase in interest on loans and loans held for sale to $16.1 million for the three months ended March 31, 2016 from $14.4 million for the three months ended March 31, 2015. The increase in loan interest income was attributable to a 5.3% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans, which resulted in an increase in average yield of 9 basis points. Interest and dividend income on securities rose by $57,000, or 4.7%, from $1.2 million for the three months ended March 31, 2015 to $1.3 million for the three months ended March 31, 2016. The increase in investment income for the three months ended March 31, 2016 was primarily due to repositioning the portfolio during the period, which increased the portfolio yield by 37 basis points to 2.67% for the three months ended March 31, 2016 compared to 2.30% for the comparable 2015 period on a tax equivalent basis, partially offset by a 10.89% decrease in the average balance.

Interest Expense.    Interest expense decreased $61,000, or 1.7%, to $3.6 million for the three months ended March 31, 2016. The decrease resulted from a $93,000 decrease in interest expense on borrowings partially offset by a $32,000 increase in interest expense on interest-bearing deposits. The decrease in interest expense on borrowings resulted from the prepayment of FHLB borrowings in January and February of 2015, which lowered the average borrowings outstanding by $56.2 million, or 17.5%, when comparing the three months ended March 31, 2016 and 2015. HarborOne Bank incurred a prepayment fee of $345,000 in order to terminate these fixed-rate borrowings prior to maturity. The increase in interest expense on deposits resulted from a 9.9% increase in average balances offset slightly by a 5 basis point decrease in the cost of deposits. Average money market deposits increased by $149.2 million, or 31.0%, to an average balance of $630.7 million for the three months ended March 31, 2016 compared to $481.4 million for the three months ended March 31, 2015. The cost of money market deposits was 45 basis points for the three months ended March 31, 2016, an increase of 3 basis points from the same period in 2015. The cost of savings and NOW accounts remained the same at 14 basis points in the 2016 period as in the 2015 period and the combined average balance increased 10.1%. The cost of

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

certificates of deposits declined to 1.16% for the three months ended March 31, 2016 from 1.20% for the three months ended March 31, 2015 and the average balance decreased 10.1%.

Net Interest and Dividend Income.    Net interest and dividend income increased $1.9 million, or 15.6%, to $13.9 million for the three months ended March 31, 2016 from $12.0 million for the three months ended March 31, 2015. Growth in higher yielding commercial loans was primarily funded with lower cost non-certificates of deposit. The net interest spread increased 20 basis points to 2.60% for the three months ended March 31, 2016 from 2.40% for the three months ended March 31, 2015, and net interest margin on a tax equivalent basis also rose by 20 basis points to 2.72% for the three months ended March 31, 2016 from 2.52% for the three months ended March 31, 2015.

HarborOne Bank Segment

Results of Operations for the three months ended March 31, 2016 and 2015.

Net Income.    Bank net income decreased by $400,000 to $521,000 for the three months ended March 31, 2016 from $921,000 for the three months ended March 31, 2015, with pre-tax income decreasing by $318,000 to $847,000 in 2016 from $1.2 million in 2015. The decreases in pre-tax and net income reflect a $2.1 million increase in noninterest expenses and an $83,000 increase in the provision for income taxes, partially offset by a $1.5 million increase in net interest income, a $186,000 increase in noninterest income, and a $45,000 decrease in the provision for loan losses.

Provision for Loan Losses.    We recorded a provision for loan losses of $205,000 for the three months ended March 31, 2016 and $250,000 for the three months ended March 31, 2015. The decrease in provision reflects a decrease in the level of net charge-offs to $209,000 in 2016 from $403,000 in 2015. Additionally, credit quality improved as nonaccrual loans declined to $27.6 million at March 31, 2016 from $32.9 million at March 31, 2015, and loans delinquent 90 days or more declined to $9.7 million at March 31, 2016 from $12.3 million at March 31, 2015. The continued improvement in credit quality factors was partially offset by the continued shift in the composition of the loan portfolio to a higher percentage of commercial lending, which requires a higher level of loan loss reserves than loans secured by autos and residential property.

Noninterest Income.    Total noninterest income increased to $4.4 million for the three months ended March 31, 2015 and compared to $4.3 million for the prior year period. Income from mortgage banking operations increased $431,000, or 74.7%, to $1.0 million for the three months ended March 31, 2016 compared to $577,000 for the three months ended March 31, 2015, primarily a result of the increase in gain on mortgage loan sales of $431,000 in 2016 reflecting in part, the sale of mortgage loans out of portfolio. Offsetting this increase was a decrease in fair value of mortgage servicing rights, which declined by $421,000 during the three months ended March 31, 2016 as compared to a decline of $174,000 during the three months ended March 31, 2015, driven by the reduction in market rates during the period.

Other noninterest income increased $176,000, or 4.5%, to $4.0 million for the three months ended March 31, 2016 compared to $3.9 million for the three months ended March 31, 2015. The increase was driven by commercial loan swap fee income of $95,000 and a $192,000 increase in deposit fee income, partially offset by a $103,000 decrease in income from annuities due to the restructuring of certain executive benefits. Gains on sales of investment securities declined $52,000 for the comparative periods, which was largely offset by a gain of $50,000 on the sale of consumer loans during the quarter ended March 31, 2016, while no such sales were undertaken in the prior year period.

Noninterest Expense.    Noninterest expense increased $2.1 million, or 14.0%, to $16.9 million for the three months ended March 31, 2016 from $14.9 million for the three months ended March 31, 2015. Elements of the increase in noninterest expense included increased salaries and benefit costs of $2.6 million, as the Bank continued its hiring of additional commercial lending and credit support staff during 2016 and opened its first commercial loan production office. Additionally, a supplemental executive retirement plan was amended in the first quarter of 2016, accelerating vesting that resulted in an expense of $891,000. Occupancy and equipment expense decreased $350,000, or 12.86%, primarily reflecting a decrease of $452,000 related to snow removal costs in the 2016 period compared to the 2015 period.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Additionally, a prepayment penalty of $345,000 on the early repayment of FHLB borrowings was incurred in the quarter ended March 31, 2015, while no such expense was incurred in the 2016 quarter. Expenses related to strategic initiatives for the three months ended March 31, 2016 and 2015 were $231,000 and $212,000, respectively. The 2016 expenses relate to the reorganization and the 2015 expenses related to the acquisition of Merrimack Mortgage.

Income Tax Provision.    Provision for income taxes increased $82,000 to $326,000 for the three months ended March 31, 2016 from $244,000 for the three months ended March 31, 2015. The increased provision for income taxes was mainly due to an increase in the effective rate to 38.5% from 20.9% offset by the $318,000 decrease in pre-tax earnings in 2016. The increase in the effective tax rate in 2016 is due primarily to the effect of higher projected pre-tax income while maintaining the same level of tax-advantaged income, such as bank-owned life insurance and tax-exempt municipal bonds.

Merrimack Mortgage Segment

Results of Operations for the three months ended March 31, 2016.

Results of operations for the three months ended March 31, 2016 are discussed below. The Bank acquired Merrimack Mortgage on July 1, 2015.

Net Income.    For the three months ended March 31, 2016, Merrimack Mortgage recorded noninterest income of $8.3 million, net interest income of $340,000, noninterest expense of $7.6 million and a decline in the fair value of mortgage servicing rights of $1.7 million, which resulted in a pre-tax loss of $661,000 and a net loss of $397,000, after an income tax benefit of $264,000. Exclusive of the change in fair value of mortgage servicing rights, pre-tax income was $1.1 million and net income was $619,000.

Noninterest Income.    During the three months ended March 31, 2016, mortgage banking income, exclusive of the change in fair value of mortgage servicing rights, totaled $8.3 million. Included in this amount were gains on sales of mortgage loans of $7.1 million and loan fees, including servicing related income, of $1.2 million.

Merrimack Mortgage’s results reflected the continuation of a low interest rate environment in the first quarter of 2016, which aided home affordability and refinance activity. In the three months ended March 31, 2016, Merrimack

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Mortgage originated $219.4 million of residential mortgage loans. The following tables provide additional loan production detail (dollars presented in thousands):

	Loan	No. of	% of Total
	Amount	Loans	No.
Source
Retail Offices	$169,946	734	77.0%
Third Party	49,504	235	23.0
Total	$219,450	969	100.0%

Product Type
Conventional	$136,126	569	62.0%
Government	70,474	335	32.0
State Housing Agency	9,967	58	5.0
Jumbo	2,590	4	1.0
Seconds	293	3	—
Total	$219,450	969	100.0%

Purpose
Purchase	$134,740	623	61.0%
Refinance	84,710	346	39.0
Total	$219,450	969	100.0%

Included in the gain on mortgage sales was $1.3 million of originated mortgage servicing rights. During the three months ended March 31, 2016, Merrimack Mortgage sold $132.1 million of loans to Freddie Mac, Fannie Mae and Ginnie Mae and recorded an average originated mortgage servicing right gain of 1.02% of the underlying mortgage amount.

Merrimack Mortgage’s mortgage loan servicing activities for the three months ended March 31, 2016 consisted of $1.2 million in processing, underwriting and closing fees from customers and secondary market loan servicing fees, net of loan guarantee fees of $17,000. At March 31, 2016, the unpaid balance of the servicing portfolio totaled $824.0 million as compared to $708.7 million at December 31, 2015.

During the three months ended March 31, 2016, the fair value of mortgage servicing rights decreased $1.7 million, driven primarily by the reduction in market interest rates during the period. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.

Noninterest Expense.    Salary and benefits expenses totaled $5.4 million for the three months ended March 31, 2016. Salary expense was $2.0 million and commission-related expenses were $2.8 million, or 1.28% of closed loan volume. Loan expenses totaled $1.4 million for the three months ended March 31, 2016, and included direct loan origination expenses of $1.2 million associated with the origination of $219.4 million of mortgage loans, $121,000 for sub-servicing related expenses and $4,000 in repurchase reserve expense. Occupancy expense totaled $415,000 for the three months ended March 31, 2016, and primarily consisted of rent and other expenses associated with the retail branch network and corporate office. Other expenses totaled $441,000 and primarily consisted of marketing expense and professional fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$23,941	$25,841
Second mortgages and equity lines of credit	2,409	2,386
Commercial real estate	549	173
Construction	136	136
Commercial	173	558
Consumer	426	333
Total nonaccrual loans (1)	27,634	29,427
Other real estate owned:
One- to four-family residential	1,939	2,286
Other repossessed assets	88	61
Total nonperforming assets	29,661	31,774
Performing troubled debt restructurings	24,671	24,963
Total nonperforming assets and performing troubled debt restructurings	$54,332	$56,737

Total nonperforming loans to total loans (2)	1.58%	1.69%
Total nonperforming assets and performing troubled debt restructurings to total assets	2.42%	2.62%
Total nonperforming assets to total assets	1.32%	1.47%

(1)	$8.6 million and $9.4 million troubled debt restructurings are included in total nonaccrual loans at March 31, 2016 and December 31, 2015, respectively.

(2)	Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the years ended March 31, 2016 and 2015, amounted to $376,000 and $454,000, respectively.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	March 31,	December 31,
	2016	2015
	(In thousands)
Classified loans:
Substandard	$332	$645
Doubtful	390	393
Loss	—	—
Total classified loans	722	1,038
Special mention	2,432	3,362
Total criticized loans	$3,154	$4,400

None of the special mention assets at March 31, 2016 and December 31, 2015 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

During May 2016, information was received regarding a $2.4 million commercial loan that resulted in a downgrade from watch to substandard and may require a specific reserve allocation.  Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At March 31, 2016, our allowance for loan losses was $13.7 million, or 0.78% of total loans and 49.56% of nonperforming loans. At December 31, 2015, our allowance for loan losses was $13.7 million, or 0.79% of total loans and 45.56% of nonperforming loans. Nonperforming loans at March 31, 2016 were $27.6 million, or1.58% of total loans, compared to $29.4 million, or 1.69% of total loans, at December 31, 2015. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2016			December 31, 2015
		% of			% of
		Allowance	% of Loans		Allowance	% of Loans
		Amount to	in Category		Amount to	in Category
	Amount	Total Allowance	to Total Loans	Amount	Total Allowance	to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$4,688	34.23%	38.96%	$5,000	36.50%	41.07%
Second mortgages and equity lines of credit	860	6.28	5.65	816	5.95	5.74
Commercial real estate	4,449	32.48	17.27	4,365	31.86	15.34
Construction	550	4.02	2.37	581	4.24	2.07
Commercial	1,467	10.71	4.51	1,454	10.61	4.07
Consumer	835	6.09	31.24	830	6.06	31.71
Total general and allocated allowance	12,849	93.81	100.00%	13,046	95.23	100.00%
Unallocated	847	6.19		654	4.77
Total	$13,696	100.00%		$13,700	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Allowance at beginning of period	$13,700	$13,934
Provision for loan losses	205	250
Charge offs:
Residential real estate:
One- to four-family	(31)	(157)
Second mortgages and equity lines of credit	(41)	(29)
Commercial real estate	—	—
Construction	—	—
Commercial	—	—
Consumer	(220)	(268)
Total charge-offs	(292)	(454)

Recoveries:
Residential real estate:
One- to four-family	11	10
Second mortgages and equity lines of credit	8	8
Commercial real estate	—	—
Construction	—	—
Commercial	2	—
Consumer	62	33
Total recoveries	83	51
Net charge-offs	209	403
Allowance at end of period	$13,696	$13,781
Total loans outstanding (1)	$1,753,242	$1,666,506
Average loans outstanding	$1,752,837	$1,664,906
Allowance for loan losses as a percent of total loans outstanding (1)	0.78%	0.83%
Net loans charged off as a percent of average loans outstanding	0.01%	0.02%
Allowance for loan losses to nonperforming loans	49.56%	46.83%

(1)	Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Provision for loan losses has declined steadily from 2011 to 2015, from $4.0 million for the year ended December 31, 2011 to $1.3 million for the year ended December 31, 2015. We recorded a provision for loan losses of $205,000 for the three months ended March 31, 2016 and $250,000 for the three months ended March 31, 2015. This decline generally reflects declines in nonaccrual and impaired loans over the same period and declines in net charge offs since 2013. Charge off rates, as the basis for residential real estate and consumer loan general reserve allocations, directly impacts the allowance for loan loss analysis as does lower allocated reserves resulting from the improved credit quality. These improvements have recently been partially offset by commercial and commercial real estate loan growth.

Management of Market Risk

Net Interest Income Analysis.  Income simulation is the primary tool for measuring interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of March 31, 2016, net interest income simulation indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

March 31, 2016
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	(2.37)%
-100	(2.85)%

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  We also use the net present value of equity at risk, or "EVE," methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 300 basis points and down 100 basis points.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

The table below sets forth, as of March 31, 2016, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2016
					EVE as a Percentage of Economic
			Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates		Estimated	in EVE			Changes in
(basis points) (1)		EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(Dollars in thousands)
+	300	$225,422	$(24,124)	(9.7)%	10.7%	(0.26)
	0	249,546		—	10.9	—
-	100	256,446	6,900	2.8	11.0	0.12

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE Ratio represents EVE divided by the economic value of assets.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest-rate risk and investment policies.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $6.5 million and $5.5 million for the periods ended March 31, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $164,000 and $14.9 million for the periods ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $80.3 million and $50.8 million for the periods ended March 31, 2016 and 2015, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

HarborOne Bank is subject to various regulatory capital requirements. At March 31, 2016, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 11 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At March 31, 2016, we had outstanding commitments to originate loans of $130.4 million and unadvanced funds on loans of $156.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $226.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

The information required by this Item is included in Part I, Item 2 of this Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on May 18, 2016.  As of March 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (following the signatures section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: June 23, 2016	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: June 23, 2016	By:	/s/ Joseph F. Casey
Joseph F. Casey
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1	Plan of Reorganization and Minority Stock Issuance (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
2.2

Stock Purchase Agreement, dated as of April 24, 2015, by and among HarborOne Bank, Kraig Burnham, Daniel McKenney and Timothy Boyle (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

3.1

Articles of Organization of HarborOne Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

3.2	By-Laws of HarborOne Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
4.1

Form of Common Stock Certificate of HarborOne Bancorp, Inc. (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

10.1†	HarborOne Bank Employee Stock Ownership Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.2†	HarborOne Bank ESOP Restoration Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.3†

HarborOne Bank Senior Management Long Term Incentive Plan  (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.4†

2016 Supplemental Executive Retirement Plan, dated as of January 21, 2016, by and between HarborOne Bank and James W. Blake  (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.5†

Endorsement Split Dollar Life Insurance Agreement, dated as of November 13, 2015, by and between HarborOne Bank and James Blake  (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.6†

Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of March 1, 2016, by and between HarborOne Bank and Joseph F. Casey (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.7†	Form of Change in Control Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.8†	HarborOne Bank Director Retirement Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.9†

First Amendment to Director Retirement Plan (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

10.10†	Amended and Restated Employment Agreement, dated as of May 10, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and James W. Blake
10.11†	Amended and Restated Employment Agreement, dated as of May 10, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and Joseph F. Casey
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1

Appraisal Agreement between HarborOne Bank and RP Financial, LC. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

99.2

Letter of RP Financial, LC. with respect to Subscription Rights (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

99.3

Appraisal Report of RP Financial, LC., dated as of February 5, 2016 (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

99.4	Marketing Materials (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
99.5

Stock Order and Certification Form (incorporated by reference to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2016)

99.6

Letter of RP Financial, LC. with respect to Liquidation Account (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

99.7

Updated Appraisal Report of RP Financial, LC., dated as of April 22, 2016 (incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 3, 2016)

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Net Income for the three months ended March 31, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to the unaudited Consolidated Financial Statements.

†   Management contract or compensation plan or arrangement