Form 10-Q
period 2016-06-30
HarborOne Bancorp, Inc.
filed 2016-08-10
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37778

HarborOne Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	81-1607465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Oak Street, Brockton, Massachusetts	02301
(Address of principal executive offices)	(Zip Code)

(508) 895-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

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

As of August 8, 2016 there were 32,120,880 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2016	2015
(In thousands, except share data)
Assets
Cash and due from banks	$18,773	$18,153
Short-term investments	11,365	22,499
Total cash and cash equivalents	30,138	40,652

Securities available for sale, at fair value	121,957	128,541
Securities held to maturity, at amortized cost	50,504	63,579
Federal Home Loan Bank stock, at cost	13,078	18,735
Mortgage loans held for sale, at fair value	99,697	63,797
Loans, net of allowance for loan losses of $14,439 at June 30, 2016 and $13,700 at December 31, 2015	1,820,900	1,729,388
Accrued interest receivable	5,044	4,920
Other real estate owned and repossessed assets	1,761	2,347
Mortgage servicing rights, at fair value	12,688	12,958
Property and equipment, net	24,051	24,606
Retirement plan annuities	11,822	11,608
Bank-owned life insurance	38,883	38,333
Goodwill and other intangible assets	13,630	13,674
Other assets	22,605	10,004
Total assets	$2,266,758	$2,163,142

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$217,671	$201,174
Interest-bearing deposits	1,492,563	1,490,038
Total deposits	1,710,234	1,691,212
Long-term borrowed funds	195,096	249,598
Mortgagors' escrow accounts	4,273	4,486
Accrued interest payable	469	546
Deferred income taxes	1,578	989
Other liabilities and accrued expenses	30,818	25,623
Total liabilities	1,942,468	1,972,454

Commitments and contingencies (Notes 8 and 9)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,120,880 shares issued and outstanding at June 30, 2016	321	—
Additional paid-in capital	144,107	—
Retained earnings	190,723	191,280
Accumulated other comprehensive income (loss)	1,011	(592)
Unearned compensation - ESOP; 1,187,188 shares	(11,872)	—
Total stockholders' equity	324,290	190,688

Total liabilities and stockholders' equity	$2,266,758	$2,163,142

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Net Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(In thousands)
Interest and dividend income:
Interest and fees on loans	$16,293	$14,608	$31,936	$28,975
Interest on loans held for sale	581	43	1,041	70
Interest on taxable securities	801	1,045	1,673	1,940
Interest on non-taxable securities	222	226	449	453
Other interest and dividend income	209	117	446	232
Total interest and dividend income	18,106	16,039	35,545	31,670

Interest expense:
Interest on deposits	2,165	2,141	4,335	4,279
Interest on borrowed funds	1,289	1,466	2,672	2,942
Total interest expense	3,454	3,607	7,007	7,221

Net interest and dividend income	14,652	12,432	28,538	24,449
Provision for loan losses	801	667	1,006	917

Net interest income, after provision for loan losses	13,851	11,765	27,532	23,532

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(2,163)	(165)	(4,451)	(340)
Other	13,770	688	23,091	1,266
Total mortgage banking income	11,607	523	18,640	926
Deposit account fees	2,928	2,820	5,675	5,374
Income on retirement plan annuities	108	173	214	381
Gain on sale of consumer loans	29	—	79	—
Gain on sale and call of securities, net	41	—	283	294
Bank-owned life insurance income	274	302	550	597
Other income	901	370	1,509	878
Total noninterest income	15,888	4,188	26,950	8,450

Noninterest expense:
Compensation and benefits	16,407	8,050	31,925	15,539
Occupancy and equipment	2,463	1,932	5,247	4,651
Data processing expenses	1,446	1,342	2,860	2,702
Loan expenses	2,128	380	3,720	583
Marketing	607	441	1,172	805
Deposit expenses	370	337	729	657
Postage and printing	301	269	647	547
Professional fees	602	468	1,179	895
Prepayment penalties on Federal Home Loan Bank advances	400	—	400	345
Foreclosed and repossessed assets	127	151	72	210
Deposit insurance	418	424	821	848
Charitable foundation contributions	4,820	—	4,820	—
Other expenses	1,080	809	2,134	1,685
Total noninterest expense	31,169	14,603	55,726	29,467

Income (loss) before income taxes	(1,430)	1,350	(1,244)	2,515

Income tax provision (benefit)	(749)	290	(687)	534

Net income (loss)	$(681)	$1,060	$(557)	$1,981

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$(681)	$1,060	$(557)	$1,981

Other comprehensive income (loss):
Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	36	69	117	159
Related tax effect	(24)	(20)	(46)	(40)
Net-of-tax amount	12	49	71	119
Securities available for sale:
Unrealized holding gains (losses)	842	(1,120)	2,635	248
Reclassification adjustment for net realized gains	(41)	—	(283)	(294)
Net unrealized gains (losses)	801	(1,120)	2,352	(46)
Related tax effect	(278)	390	(820)	16
Net-of-tax amount	523	(730)	1,532	(30)
Total other comprehensive income (loss)	535	(681)	1,603	89

Comprehensive income (loss)	$(146)	$379	$1,046	$2,070

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Net Income.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the unaudited interim Consolidated Statements of Net Income.  The related income tax expense on reclassifications for securities available for sale for the three months ended June 30, 2016 was $14,000.  The related income tax expense on reclassifications for securities available for sale for the six months ended June 30, 2016 and 2015 was $94,000 and $117,000, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
(In thousands, except share data)

Balance at December 31, 2014	—	$—	$—	$183,875	$(417)	$—	$183,458

Change in accounting for mortgage servicing rights, net of tax	—	—	—	1,637	—	—	1,637

Comprehensive income	—	—	—	1,981	89	—	2,070

Balance at June 30, 2015	—	$—	$—	$187,493	$(328)	$—	$187,165

Balance at December 31, 2015	—	$—	$—	$191,280	$(592)	$—	$190,688

Comprehensive income	—	—	—	(557)	1,603	—	1,046

Issuance of common stock to the mutual holding company	17,281,034	172	—	—	—	—	172

Issuance of common stock for initial public offering, net of costs of $3,870	14,454,396	145	140,256	—	—	—	140,401

Issuance of common stock to The HarborOne Foundation	385,450	4	3,851	—	—	—	3,855

Purchase of 1,187,188 shares by the ESOP	—	—	—	—	—	(11,872)	(11,872)

Balance at June 30, 2016	32,120,880	$321	$144,107	$190,723	$1,011	$(11,872)	$324,290

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(557)	$1,981
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Provision for loan losses	1,006	917
Net amortization of securities premiums/discounts	381	526
Net amortization of net deferred loan costs/fees and premiums	3,155	3,690
Depreciation and amortization of premises and equipment	1,272	1,246
Change in mortgage servicing rights fair value	4,451	340
Mortgage and consumer servicing rights capitalized	(4,238)	(241)
Amortization of consumer servicing rights	35	42
Accretion of fair value adjustment on loans and deposits, net	(109)	(47)
Amortization of intangible assets	44	92
Gain on sale and call of securities, net	(283)	(294)
Bank-owned life insurance income	(550)	(597)
Income on retirement plan annuities	(214)	(381)
Gain on sale of portfolio loans	(365)	—
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(93)	29
Deferred income tax provision (benefit)	(159)	1,386
Issuance of common stock to the HarborOne Foundation	3,855	—
Net change in:
Mortgage loans held for sale	(35,900)	(1,516)
Other assets and liabilities, net	(7,584)	(28,041)
Net cash used by operating activities	(35,853)	(20,868)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	14,408	19,308
Purchases	(14,164)	(42,683)
Sales	8,735	3,367
Activity in securities held to maturity:
Maturities, prepayment and calls	12,933	2,218
Purchases	—	(9,947)
Net (purchase) redemption of FHLB stock	5,657	(690)
Redemption of retirement plan annuities	—	13,087
Proceeds from sale of portfolio loans	39,831	—
Loan originations, net of principal payments	(135,701)	(80,937)
Proceeds from sale of other real estate owned and repossessed assets	1,349	1,008
Additions to property and equipment	(717)	(484)
Net cash used by investing activities	(67,669)	(95,753)

(continued)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	19,022	162,531
Net change in borrowed funds with maturities less than ninety days	—	(50,000)
Proceeds from other borrowed funds	20,000	45,000
Repayment of other borrowed funds	(74,502)	(25,002)
Net change in mortgagors' escrow accounts	(213)	(52)
Issuance of common stock	140,573	—
Purchase of shares by the ESOP	(11,872)	—
Net cash provided by financing activities	93,008	132,477

Net change in cash and cash equivalents	(10,514)	15,856

Cash and cash equivalents at beginning of year	40,652	52,983

Cash and cash equivalents at end of year	$30,138	$68,839

Supplemental cash flow information:
Interest paid on deposits	$4,335	$4,288
Interest paid on borrowed funds	2,754	2,948
Income taxes paid	1,506	958
Transfer of loans to other real estate owned and repossessed assets	671	1,134
Increase in MSRs due to change in accounting principle	—	2,726

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2015 and 2014 and notes thereto included in the Company’s prospectus, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 18, 2016.

The unaudited interim Consolidated Financial Statements include the accounts of the Company, HarborOne Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of a mortgage company and two security corporations.  Merrimack Mortgage Company, LLC (“Merrimack Mortgage”) was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015.  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The Company established a security corporation on July 13, 2016 for the same purpose.  All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Conversion

On June 29, 2016, the Bank reorganized into a two-tier mutual holding company structure with a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, the Company’s mutual holding company parent (the “MHC”) and 385,450 shares to The HarborOne Foundation (“Foundation”), a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering.

The direct costs of the Company’s stock offering of $3,870,000 were deferred and deducted from the proceeds of the offering.

Upon the completion of the stock offering, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus. The Company is not  permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in an eligible account holder’s qualifying deposits will not restore such holder’s interest in the liquidation account.

Nature of Operations

The Bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Bank provides a variety of financial services to individuals and businesses through its fourteen full-service and two limited-service bank offices in eastern Massachusetts, a commercial lending office in Providence, Rhode Island and a residential loan office in Westford, Massachusetts.  Merrimack Mortgage maintains 33 offices in Massachusetts, New Hampshire, Connecticut and Maine, and is also licensed to lend in five additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages and consumer loans, including indirect automobile lending. The Company also originates, sells and services residential mortgage loans primarily through Merrimack Mortgage.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Use of Estimates

In preparing unaudited interim Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of  revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuations of mortgage servicing rights, derivatives, goodwill and deferred tax assets.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015 or the six months ended June 30, 2016.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – The Company generally does not originate portfolio loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance and does not generally grant loans that would be classified as subprime upon origination.  The Company generally has first or second liens on property securing equity lines of credit.  Loans in this segment are generally collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower.  The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this segment.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Employee Stock Ownership Plan

Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year.  The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid in capital.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of June 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For public entities that are not SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the impact of adopting this ASU on the Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  Management is currently evaluating the impact of adopting this update to the Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Management is currently evaluating the impact of adopting this update to the Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. For public business entities, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. For non-public business entities, this ASU is effective for annual reporting periods beginning after December 31, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted, but only for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact of adopting this update to the Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,983	$60	$—	$10,043
U.S. government-sponsored residential mortgage-backed securities	42,151	596	185	42,562
U.S. government-sponsored collateralized mortgage obligations	43,578	1,374	—	44,952
SBA asset-backed securities	23,681	719	—	24,400

Total securities available for sale	$119,393	$2,749	$185	$121,957

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$22,392	$441	$—	$22,833
U.S. government-sponsored collateralized mortgage obligations	2,938	219	—	3,157
Municipal bonds	25,174	1,920	—	27,094

Total securities held to maturity	$50,504	$2,580	$—	$53,084

December 31, 2015:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,000	$—	$33	$4,967
U.S. government-sponsored residential mortgage-backed securities	47,003	23	410	46,616
U.S. government-sponsored collateralized mortgage obligations	46,068	488	86	46,470
SBA asset-backed securities	30,258	233	3	30,488

Total securities available for sale	$128,329	$744	$532	$128,541

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$9,954	$34	$48	$9,940
U.S. government-sponsored residential mortgage-backed securities	24,330	99	280	24,149
U.S. government-sponsored collateralized mortgage obligations	3,264	150	—	3,414
Municipal bonds	26,031	1,672	—	27,703

Total securities held to maturity	$63,579	$1,955	$328	$65,206

Two mortgage-backed securities with a combined fair value of $7.7 million are pledged as collateral for interest rate swap agreements as of June 30, 2016 (see Note 9).  All of the U.S. government-sponsored collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the Federal Home Loan Bank (“FHLB”) of Boston as of June 30, 2016 (see Note 6).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2016 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After 5 years through 10 years	$5,000	$5,027	$2,882	$2,997
Over 10 years	4,983	5,016	22,292	24,097
	9,983	10,043	25,174	27,094

U.S. government-sponsored residential mortgage-backed securities	42,151	42,562	22,392	22,833
U.S. government-sponsored collateralized mortgage obligations	43,578	44,952	2,938	3,157
SBA asset-backed securities	23,681	24,400	—	—

Total	$119,393	$121,957	$50,504	$53,084

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of six to twenty-seven years; however, it is expected that such securities will have shorter actual lives due to prepayments.

For the three months ended June 30, 2016 and 2015, there were no sales of securities available for sale.  For the six months ended June 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $8,735,000 and $3,367,000, respectively, and gross realized gains amounted to $242,000 and $186,000, respectively.  For the three months ended June 30, 2016, a $41,000 gain was recognized on securities called with an amortized cost of $10,725,000.  There were no securities called for the three months ended June 30, 2015.  For the six months ended June 30, 2016 and 2015, gains of $41,000 and $108,000, respectively, were recognized on securities called with an amortized cost of $15,725,000 and $5,000,000, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
June 30, 2016:
Securities available for sale

U.S. government-sponsored residential mortgage-backed securities	$38	$3,999	$147	$13,176

December 31, 2015:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$33	$4,967	$—	$—
U.S. government-sponsored residential mortgage-backed securities	77	10,780	333	19,837
U.S. government-sponsored collateralized mortgage obligations	—	—	86	9,925
SBA asset-backed securities	3	7,754	—	—
	$113	$23,501	$419	$29,762

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$48	$4,952	$—	$—
U.S. government-sponsored residential mortgage-backed securities	—	—	280	20,991
	$48	$4,952	$280	$20,991

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Management evaluates securities for other-than-temporary impairment at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2016, five debt securities with an amortized cost of $17,360,000 have unrealized losses with aggregate depreciation of 1.07% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016.

3.LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Residential real estate:
One-to-four family	$678,193	$710,969
Second mortgages and equity lines of credit	94,976	99,374
Commercial real estate	377,386	265,482
Construction	31,414	35,830
Total mortgage loans on real estate	1,181,969	1,111,655

Commercial	82,333	70,472

Consumer loans:
Auto	543,657	532,071
Personal	16,487	16,873
Total consumer loans	560,144	548,944

Total loans	1,824,446	1,731,071

Allowance for loan losses	(14,439)	(13,700)
Net deferred loan costs	10,893	12,017

Loans, net	$1,820,900	$1,729,388

During the three and six months ended June 30, 2016, the Company sold indirect auto loans of $5,064,000 and $9,662,000, respectively, and recognized gains of $56,000 and $106,000, respectively. No indirect loans were sold during the six months ended June 30, 2015.  The unpaid principal balance of indirect auto loans serviced for others was $40,181,000 and $40,370,000 at June 30, 2016 and December 31, 2015, respectively.

The Company sold residential portfolio loans of $4,721,000 and $24,678,000 during the three and six months ended June 30, 2016, respectively.  Included in mortgage banking income is gain on sale of $210,000 and $501,000, respectively.  No residential loans were sold from the portfolio during the three and six months ended June 30, 2015.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At June 30, 2016 and December 31, 2015, the Company was servicing loans for participants aggregating $26,201,000 and $11,854,000, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 and allocation of the allowance to loan segments at June 30, 2016 and December 31, 2015 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(268)	994	6	(288)	300	262	1,006
Charge-offs	(127)	—	—	(5)	(457)	—	(589)
Recoveries	198	—	—	3	121	—	322
Balance at June 30, 2016	$5,619	$5,359	$587	$1,164	$794	$916	$14,439

Balance at December 31, 2014	$7,755	$2,628	$452	$1,095	$1,255	$749	$13,934

Provision (credit) for loan losses	(807)	822	120	137	283	362	917
Charge-offs	(619)	—	—	—	(428)	—	(1,047)
Recoveries	224	—	—	7	83	—	314
Balance at June 30, 2015	$6,553	$3,450	$572	$1,239	$1,193	$1,111	$14,118

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Balance at March 31, 2016	$5,548	$4,449	$550	$1,467	$835	$847	$13,696

Provision (credit) for loan losses	(53)	910	37	(299)	137	69	801
Charge-offs	(55)	—	—	(5)	(237)	—	(297)
Recoveries	179	—	—	1	59	—	239
Balance at June 30, 2016	$5,619	$5,359	$587	$1,164	$794	$916	$14,439

Balance at March 31, 2015	$7,103	$2,568	$440	$1,078	$1,193	$1,399	$13,781

Provision (credit) for loan losses	(323)	882	132	154	110	(288)	667
Charge-offs	(433)	—	—	—	(160)	—	(593)
Recoveries	206	—	—	7	50	—	263
Balance at June 30, 2015	$6,553	$3,450	$572	$1,239	$1,193	$1,111	$14,118

	At June 30, 2016
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Loans:
Impaired loans	$49,378	$—	$134	$3,063	$—	$—	$52,575
Non-impaired loans	723,791	377,386	31,280	79,270	560,144	—	1,771,871
Total loans	$773,169	$377,386	$31,414	$82,333	$560,144	$—	$1,824,446
Allowance for loan losses:
Impaired loans	$1,967	$—	$—	$34	$—	$—	$2,001
Non-impaired loans	3,652	5,359	587	1,130	794	916	12,438
Total allowance for loan losses	$5,619	$5,359	$587	$1,164	$794	$916	$14,439

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	At December 31, 2015
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Loans:
Impaired loans	$53,452	$483	$136	$554	$—	$—	$54,625
Non-impaired loans	756,891	264,999	35,694	69,918	548,944	—	1,676,446
Total loans	$810,343	$265,482	$35,830	$70,472	$548,944	$—	$1,731,071
Allowance for loan losses:
Impaired loans	$1,977	$13	$—	$204	$—	$—	$2,194
Non-impaired loans	3,839	4,352	581	1,250	830	654	11,506
Total allowance for loan losses	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

The following is a summary of past due and non-accrual loans at June 30, 2016 and December 31, 2015:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
June 30, 2016
Residential real estate:
One-to-four family	$2,053	$1,609	$7,421	$11,083	$22,644
Second mortgages and equity lines of credit	314	250	611	1,175	2,182
Commercial real estate	—	217	—	217	—
Construction	—	—	—	—	134
Commercial	4	—	218	222	763
Consumer:
Auto	1,305	335	204	1,844	258
Personal	61	56	17	134	28

Total	$3,737	$2,467	$8,471	$14,675	$26,009

December 31, 2015
Residential real estate:
One-to-four family	$5,779	$419	$9,978	$16,176	$25,841
Second mortgages and equity lines of credit	610	164	844	1,618	2,386
Commercial real estate	—	—	173	173	173
Construction	—	—	136	136	136
Commercial	18	—	—	18	558
Consumer:
Auto	2,156	358	140	2,654	263
Personal	116	27	53	196	70

Total	$8,679	$968	$11,324	$20,971	$29,427

At June 30, 2016 and December 31, 2015, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	June 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential	$20,394	$21,609	$—	$23,600	$25,327	$—
Commercial real estate	—	—	—	173	301	—
Construction	134	134	—	136	136	—
Commercial	2,750	2,882	—	62	62	—

Total	$23,278	$24,625	$—	$23,971	$25,826	$—

Impaired loans with a valuation allowance:
Residential	$28,984	$30,239	$1,967	$29,852	$30,836	$1,977
Commercial real estate	—	—	—	310	310	13
Commercial	313	313	34	492	492	204

Total	$29,297	$30,552	$2,001	$30,654	$31,638	$2,194

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)

Residential	$50,331	$749	$412	$56,405	$791	$316
Commercial real estate	—	—	—	613	24	24
Construction	135	3	3	—	—	—
Commercial	1,892	5	5	1,256	14	14

Total	$52,358	$757	$420	$58,274	$829	$354

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)

Residential	$51,415	$1,405	$745	$56,644	$1,383	$741
Commercial real estate	242	—	—	756	34	34
Construction	135	7	7	—	5	5
Commercial	1,809	44	44	1,295	28	28

Total	$53,601	$1,456	$796	$58,695	$1,450	$808

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three and six months ended June 30, 2016 and 2015, not for the time period designated as impaired.

No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table sets forth trouble debt restructurings that were modified during the periods indicated:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
		(In thousands)
Three Months Ended June 30, 2016
Residential	2	$196	$232

Six Months Ended June 30, 2016
Residential	2	$196	$232

There were no troubled debt restructurings modified for the three and six months ended June 30, 2015.

The recorded investment of troubled debt restructurings was $31,976,000 and $37,511,000 at June 30, 2016 and 2015, respectively.  Of these loans, $7,424,000 and $11,541,000 were nonaccruing at June 30, 2016 and 2015, respectively.

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

The following tables pertain to trouble debt restructures that defaulted in the first twelve months after restructure.  A default is defined as two or more payments in arrears.

	Number of	Recorded
	Contracts	Investment
Three Months Ended June 30,		(In thousands)
2016
Residential	1	$109

2015
Residential	0	$—

	Number of	Recorded
	Contracts	Investment
Six Months Ended June 30,		(In thousands)
2016
Residential	1	$109

2015
Residential	3	$588

Mortgage loans in the process of foreclosure totaled $5,169,000 and $6,546,000 at June 30, 2016 and December 31, 2015, respectively, and are reported in loans on the Consolidated Balance Sheets.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following table presents the Company’s loans by risk rating at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(In thousands)

Loans rated 1 - 6	$373,501	$79,270	$19,309	$260,983	$66,072	$25,761
Loans rated 7	—	—	—	—	3,362	—
Loans rated 8	—	2,673	—	—	645	—
Loans rated 9	—	390	—	—	393	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	3,885	—	12,105	4,499	—	10,069

	$377,386	$82,333	$31,414	$265,482	$70,472	$35,830

4.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1.47 billion and $1.24 billion as of June 30, 2016 and December 31, 2015, respectively.

Effective January 1, 2015, the Company has elected to account for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

At June 30, 2016 and December 2015, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	2016	2015
Prepayment speed	15.78%	9.90%
Discount rate	9.26	9.10
Default rate	1.43	1.40

The following summarizes changes to mortgage servicing rights for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

Balance, beginning of period (2016 at fair value)	$12,958	$2,168
Change in accounting - fair value election	—	2,726
Additions from loans sold with servicing retained	4,181	241
Changes in fair value due to :
Reductions from loans paid off during the period	(664)	(312)
Changes in valuation inputs or assumptions	(3,787)	(28)
Balance, end of period	$12,688	$4,795

For the three months ended June 30, 2016 and 2015, contractually specified servicing fees included in other mortgage banking income amounted to $937,000 and $327,000, respectively.  For the six months ended June 30, 2016 and 2015, contractually specified servicing fees included in other mortgage banking income amounted to $1,759,000 and $650,000, respectively.

5.DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)

NOW and demand deposit accounts	$339,379	$320,717
Regular savings and club accounts	316,195	295,533
Money market deposit accounts	620,975	612,370
Total non-certificate accounts	1,276,549	1,228,620

Term certificate accounts greater than or equal to $250,000	68,355	81,969
Term certificate accounts less than $250,000	365,330	380,623
Total certificate accounts	433,685	462,592

Total deposits	$1,710,234	$1,691,212

A summary of certificate accounts by maturity at June 30, 2016 is as follows:

		Weighted
		Average
	Amount	Rate
	(Dollars in thousands)

Within 1 year	$211,715	0.77%
Over 1 year to 2 years	147,019	1.48
Over 2 years to 3 years	39,526	1.53
Over 3 years to 4 years	22,616	1.68
Over 4 years to 5 years	12,809	1.68

	$433,685	1.15%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.BORROWED FUNDS

Borrowed funds at June 30, 2016 and December 31, 2015 consist of FHLB advances and are summarized by maturity and call date below:

	June 30, 2016			December 31, 2015
			Weighted			Weighted
	Scheduled	Redeemable	Average	Scheduled	Redeemable	Average
	Maturity	at Call Date (1)	Rate (2)	Maturity	at Call Date (1)	Rate (2)
	(Dollars in thousands)
Year ending December 31:

2016	$—	$15,000	—%	$45,000	$60,000	1.51%
2017	40,000	25,000	4.22	69,500	54,500	3.13
2018	50,000	50,000	1.65	50,000	50,000	1.65
2019	35,000	35,000	1.68	35,000	35,000	1.68
2020	50,000	50,000	1.84	50,000	50,000	1.84
2021 and thereafter*	20,096	20,096	1.80	98	98	3.75

	$195,096	$195,096	2.24%	$249,598	$249,598	2.08%

Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

(1)Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed  at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)Weighted average rate based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 79% of the carrying value of first mortgage loans on residential property and 94% of the fair value of government-sponsored enterprises and mortgage-backed securities obligations.

The Company also has an available line of credit with the Federal Reserve Bank secured by 71% of the carrying value of indirect auto loans with an amortized balance amounting to $246.6 million and $288.0 million, respectively, of which no amount was outstanding at June 30, 2016 and December 31, 2015, respectively.

7.INCOME TAXES

Income Tax Provision

For the three and six months ended June 30, 2016, the Company recorded a benefit of $749,000 and $687,000, respectively, due to the $1.9 million tax benefit for the Foundation expense offset by the taxable income at an effective rate of 34.6% and 34.7%, respectively.  For the three and six months ended June 30, 2015, the tax provision expense was $290,000 and $534,000, respectively, representing an effective tax rate of 21.42% and 21.22%, respectively.  The increase in the effective tax rate in 2016 is due primarily to the effect of higher projected pre-tax income while maintaining the same level of tax-advantaged income, such as bank-owned life insurance and tax-exempt municipal bonds.

Deferred Tax Liability

At June 30, 2016, the Company reported a net deferred tax liability of $1.6 million, compared to a $989,000 liability as of December 31, 2015. The increase of unrealized gains on available for sale securities caused the increase in the deferred tax liability.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following off-balance sheet financial instruments were outstanding at June 30, 2016 and December 31, 2015.  The contract amounts represent credit risk.

	June 30,	December 31,
	2016	2015
	(In thousands)

Commitments to grant loans	$124,177	$62,445
Unadvanced funds on home equity lines of credit	82,243	82,881
Unadvanced funds on revolving lines of credit	30,910	42,488
Unadvanced funds on construction loans	52,528	29,809

Commitments to extend credit and unadvanced portion of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for unadvanced funds on construction loans, home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Commitments to grant loans, and unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

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

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at June 30, 2016 and  December 31, 2015.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $7.7 million are pledged to secure the Company’s liability for the offsetting interest rate swaps.  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

The following tables present the fair values of derivative instruments in the consolidated balance sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(In thousands)
June 30, 2016:
Derivative loan commitments	$188,017	Other assets	$4,381	Other liabilities	$—
Forward loan sale commitments	237,033	Other assets	—	Other liabilities	2,141
Interest rate swaps	107,987	Other assets	4,225	Other liabilities	4,225
Total derivatives not designated as hedging instruments			$8,606		$6,366

December 31, 2015:
Derivative loan commitments	$109,610	Other assets	$1,432	Other liabilities	$—
Forward loan sale commitments	123,619	Other assets	229	Other liabilities	89
Interest rate swaps	63,789	Other assets	1,226	Other liabilities	1,226
Total derivatives not designated as hedging instruments			$2,887		$1,315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents information pertaining to the Company’s derivative instruments on the consolidated statements of net income:

		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
	Location of Gain (Loss)	Amount of Gain (Loss)		Amount of Gain (Loss)
		(In thousands)		(In thousands)
Derivative loan commitments	Mortgage banking income	$1,650	$(41)	$3,091	$36
Forward loan sale commitments	Mortgage banking income	(1,347)	116	(2,423)	85
Interest rate swaps	Other income	—	3	—	3
Total		$303	$78	$668	$124

10.COMPENSATION AND BENEFIT PLANS

Supplemental Retirement Plans

On March 1, 2016, in anticipation of the reorganization, the Company amended a Supplemental Executive Retirement Plan with an executive to accelerate vesting.  This amendment increased the net present value of the benefit obligation in the amount of $891,000 and this increase was expensed in the first quarter of 2016.

Employee Stock Ownership Plan

On June 29, 2016, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of the Company employees.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.  The number of shares committed to be released per year is 59,359 through 2035.

As of June 30, 2016, there were 1,187,188 unallocated shares held by the ESOP.  The fair value of these shares was approximately $15.3 million at June 30, 2016.  There was no compensation expense recognized for the three and six month periods ended June 30, 2016.

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

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 8.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The FDIC has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above.  Under the FDIC’s revised rules, which became effective January 1, 2015, an insured state nonmember bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The Company’s and the Bank’s regulatory capital ratios as of June 30, 2016 and December 31, 2015 are presented in the table below.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum		Corrective Action
	Actual		Capital Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2016:
HarborOne Bancorp, Inc.
Common equity Tier 1 capital to risk-weighted assets	$309,762	17.1%	$81,650	4.5%	$117,940	6.5%
Tier 1 capital to risk-weighted assets	309,762	17.1	108,867	6.0	145,156	8.0
Total capital to risk-weighted assets	324,201	17.9	145,156	8.0	181,445	10.0
Tier 1 capital to average assets	309,762	13.9	177,916	8.0	177,916	8.0

HarborOne Bank
Common equity Tier 1 capital to risk-weighted assets	$228,228	12.6%	$81,650	4.5%	$117,940	6.5%
Tier 1 capital to risk-weighted assets	228,228	12.6	108,867	6.0	145,156	8.0
Total capital to risk-weighted assets	242,667	13.4	145,156	8.0	181,445	10.0
Tier 1 capital to average assets	228,228	10.3	177,916	8.0	177,916	8.0

December 31, 2015:
HarborOne Bank
Common equity Tier 1 capital to risk-weighted assets	$177,809	10.8%	$73,809	4.5%	$106,613	6.5%
Tier 1 capital to risk-weighted assets	177,809	10.8	98,412	6.0	131,216	8.0
Total capital to risk-weighted assets	191,509	11.7	131,216	8.0	164,020	10.0
Tier 1 capital to average assets	177,809	8.3	171,330	8.0	171,330	8.0

12.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in retained earnings, are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain	$2,564	$212
Related tax effect	(893)	(73)
Net-of-tax amount	1,671	139

Directors' retirement plan:
Prior service cost	(1,098)	(1,215)
Related tax effect	438	484
Net-of-tax amount	(660)	(731)

Total accumulated other comprehensive income (loss)	$1,011	$(592)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2016:

	Unrealized Gains
	and Losses on	Director's
	Available-for-Sale	Retirement
	Securities	Plan	Total
	(In thousands)

Balance at beginning of period	$139	$(731)	$(592)

Other comprehensive income before reclassifications	2,635	—	2,635
Amounts reclassified from accumulated other comprehensive income	(283)	117	(166)
Net current period other comprehensive income	2,352	117	2,469

Related tax effect	(820)	(46)	(866)

Balance at end of period	$1,671	$(660)	$1,011

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

Mortgage loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At June 30, 2016 and December 31, 2015, there were no mortgage loans held for sale that were greater than ninety days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2016	2015
	(In thousands)
Mortgage loans held for sale, fair value	$99,697	$63,797
Mortgage loans held for sale, contractual principal outstanding	95,422	61,701
Fair value less unpaid principal	$4,275	$2,096

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   At June 30, 2016 and December 31, 2015, the weighted average pull-through rate for derivative loan commitments was 82% and 85%, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2016
Assets

U.S. government and government-sponsored enterprise obligations	$—	$10,043	$—	$10,043
U.S. government-sponsored residential mortgage-backed securities	—	42,562	—	42,562
U.S. government-sponsored collateralized mortgage obligations	—	44,953	—	44,953
SBA asset-backed securities	—	24,400	—	24,400
Mortgage loans held for sale	—	99,697	—	99,697
Mortgage servicing rights	—	12,688	—	12,688
Derivative loan commitments	—	—	4,381	4,381
Interest rate swaps	—	4,225	—	4,225
	$—	$238,568	$4,381	$242,949
Liabilities

Forward loan sale commitments	$—	$—	$2,141	$2,141
Interest rate swaps	—	4,225	—	4,225
	$—	$4,225	$2,141	$6,366

December 31, 2015
Assets

U.S. government and government-sponsored enterprise obligations	$—	$4,967	$—	$4,967
U.S. government-sponsored residential mortgage-backed securities	—	46,616	—	46,616
U.S. government-sponsored collateralized mortgage obligations	—	46,470	—	46,470
SBA asset-backed securities	—	30,488	—	30,488
Mortgage loans held for sale	—	63,797	—	63,797
Mortgage servicing rights	—	12,958	—	12,958
Derivative loan commitments	—	—	1,432	1,432
Forward loan sale commitments	—	—	229	229
Interest rate swaps	—	1,226	—	1,226
	$—	$206,522	$1,661	$208,183
Liabilities

Forward loan sale commitments	$—	$—	$89	$89
Interest rate swaps	—	1,226	—	1,226
	$—	$1,226	$89	$1,315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and six months ended June 30, 2016 and 2015, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Assets: Derivative and Forward Loan Sale Commitments, Net:

Balance at beginning of period	$2,944	$155	$1,661	$67

Total gains (losses) included in net income (1)	1,437	11	2,720	99

Balance as of period end	$4,381	$166	$4,381	$166

Changes in unrealized (losses) gains relating to instruments at period end	$4,381	$166	$4,381	$166

Liabilities: Derivative and Forward Loan Sale Commitments, Net:

Balance at beginning of period	$(1,006)	$(87)	$(89)	$(44)

Total gains (losses) included in net income (1)	(1,135)	51	(2,052)	8

Balance as of period end	$(2,141)	$(36)	$(2,141)	$(36)

Changes in unrealized (losses) gains relating to instruments at period end	$(1,135)	$51	$(2,052)	$8

(1)	Included in mortgage banking income on the unaudited interim Consolidated Statements of Net Income

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.  The loss

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

represents the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2016 and December 31, 2015, respectively.

	Fair Value Measurements			Losses for the	Losses for the
				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	June 30, 2016	June 30, 2016
	(In thousands)
June 30, 2016

Impaired loans	$—	$—	$3,433	252	$452
Other real estate owned and repossessed assets	—	—	1,761	—	22

	$—	$—	$5,194	$252	$474

	Fair Value Measurements				Losses for the
					Year Ended
	Level 1	Level 2	Level 3		December 31, 2015
	(In thousands)
December 31, 2015

Impaired loans	$—	$—	$3,988		$67
Other real estate owned and repossessed assets	—	—	2,347		4

	$—	$—	$6,335		$71

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

	June 30, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$30,138	$30,138	$—	$—	$30,138
Securities available for sale	121,957	—	121,957	—	121,957
Securities held to maturity	50,504	—	53,084	—	53,084
Federal Home Loan Bank stock	13,078	—	—	13,078	13,078
Mortgage loans held for sale	99,697	—	99,697	—	99,697
Loans, net	1,820,900	—	—	1,857,962	1,857,962
Retirement plan annuities	11,822	—	—	11,822	11,822
Mortgage servicing rights	12,688	—	12,688	—	12,688
Accrued interest receivable	5,044	—	5,044	—	5,044

Financial liabilities:
Deposits	1,710,234	—	—	1,702,647	1,702,647
Borrowed funds	195,096	—	199,519	—	199,519
Mortgagors' escrow accounts	4,273	—	—	4,273	4,273
Accrued interest payable	469	—	469	—	469

Derivative loan commitments:
Assets	4,381	—	—	4,381	4,381

Interest rate swap agreements:
Assets	4,225	—	4,225	—	4,225
Liabilities	4,225	—	4,225	—	4,225

Forward loan sale commitments:
Liabilities	2,141	—	—	2,141	2,141

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,652	$40,652	$—	$—	$40,652
Securities available for sale	128,541	—	128,541	—	128,541
Securities held to maturity	63,579	—	65,206	—	65,206
Federal Home Loan Bank stock	18,735	—	—	18,735	18,735
Mortgage loans held for sale	63,797	—	63,797	—	63,797
Loans, net	1,729,388	—	—	1,754,997	1,754,997
Retirement plan annuities	11,608	—	—	11,608	11,608
Mortgage servicing rights	12,958	—	12,958	—	12,958
Accrued interest receivable	4,920	—	4,920	—	4,920

Financial liabilities:
Deposits	1,691,212	—	—	1,695,731	1,695,731
Borrowed funds	249,598	—	251,812	—	251,812
Mortgagors' escrow accounts	4,486	—	—	4,486	4,486
Accrued interest payable	546	—	546	—	546

Derivative loan commitments:
Assets	1,432	—	—	1,432	1,432

Interest rate swap agreements:
Assets	1,226	—	1,226	—	1,226
Liabilities	1,226	—	1,226	—	1,226

Forward loan sale commitments:
Assets	229	—	—	229	229
Liabilities	89	—	—	89	89

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2016 and 2015 and for the three and six months then ended are presented in the table below.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Merrimack Mortgage was acquired in July 2015.  Therefore, for the three and six months ended June 30, 2015, the Company had a single segment, HarborOne Bank.

						Three
						Months Ended
		Three Months Ended June 30, 2016				June 30, 2015
	HarborOne	Merrimack	HarborOne			HarborOne
	Bank	Mortgage	Bancorp	Eliminations	Consolidated	Bank
		(In thousands)
Net interest and dividend income	$14,230	$422	$—	$—	$14,652	$12,432
Provision for loan losses	801	—	—	—	801	667
Net interest income, after provision for loan losses	13,429	422	—	—	13,851	11,765
Mortgage banking income:
Changes in mortgage servicing rights fair value	(787)	(1,376)	—	—	(2,163)	(165)
Other	1,147	12,623	—	—	13,770	688
Total mortgage banking income	360	11,247	—	—	11,607	523
Other noninterest income	4,274	7	—	—	4,281	3,665
Total noninterest income	4,634	11,254	—	—	15,888	4,188
Noninterest expense	16,637	9,712	4,820	—	31,169	14,603
Income (loss) before income taxes	1,426	1,964	(4,820)	—	(1,430)	1,350
Provision (benefit) for income taxes	391	785	(1,925)	—	(749)	290
Net income (loss)	$1,035	$1,179	$(2,895)	$—	$(681)	$1,060

						Six
						Months Ended
		Six Months Ended June 30, 2016				June 30, 2015
	HarborOne	Merrimack	HarborOne			HarborOne
	Bank	Mortgage	Bancorp	Eliminations	Consolidated	Bank
		(In thousands)
Net interest and dividend income	$27,776	$762	$—	$—	$28,538	$24,449
Provision for loan losses	1,006	—	—	—	1,006	917
Net interest income, after provision for loan losses	26,770	762	—	—	27,532	23,532
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,382)	(3,069)	—	—	(4,451)	(339)
Other	2,155	20,936	—	—	23,091	1,265
Total mortgage banking income	773	17,867	—	—	18,640	926
Other noninterest income	8,309	1	—	—	8,310	7,524
Total noninterest income	9,082	17,868	—	—	26,950	8,450
Noninterest expense	33,579	17,327	4,820	—	55,726	29,467
Income (loss) before income taxes	2,273	1,303	(4,820)	—	(1,244)	2,515
Provision (benefit) for income taxes	717	521	(1,925)	—	(687)	534
Net income (loss)	$1,556	$782	$(2,895)	$—	$(557)	$1,981

Total assets	$2,260,363	$128,331	$323,067	$(445,003)	$2,266,758	$2,165,172
Goodwill	$3,186	$10,179	$—	$—	$13,365	$3,186

(1)	Merrimack Mortgage was acquired on July 1, 2015.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2016, and our results of operations for the three and six months ended June 30, 2016 and 2015. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Company’s prospectus, filed with the SEC pursuant to Rule 424(b)(3) on May 18, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets.    Total assets increased $103.6 million, or 4.79%, to $2.27 billion at June 30, 2016 from $2.16 billion at December 31, 2015 as we continued our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents decreased $10.5 million to $30.1million at June 30, 2016 from $40.7 million at December 31, 2015, as excess cash and increased deposits were redeployed into commercial loans.

Loans Held for Sale.    Loans held for sale at June 30, 2016 were $99.7 million, an increase of $35.9 million from $63.8 million at December 31, 2015, primarily due to the continued low interest rate environment providing ongoing mortgage refinance and origination activity. Of the loans held for sale at June 30, 2016, $92.4 million were originated by Merrimack Mortgage and $7.3 million were originated by HarborOne Bank.

Loans, net.    At June 30, 2016, net loans were $1.82 billion, an increase of $91.5 million, or 5.30%, from $1.73 billion at December 31, 2015, primarily due to an increase in the Bank’s commercial real estate and consumer loan originations, partially offset by a decrease in residential and construction loans. Total commercial real estate and commercial loans at June 30, 2016 were $459.7 million, an increase of $123.8 million, or 36.84%, from $336.0 million at December 31, 2015, reflecting the execution of our business strategy to increase commercial lending. Consumer loans increased $11.2 million or 2.04% including the sale of $9.7 million of indirect auto loans. Construction loans decreased $4.4 million, or 12.32%, in the same period, primarily due to commercial construction loans converting to permanent financing. Our residential portfolio decreased by $37.2 million, or 4.59% for the same period primarily due to sales of $29.4 million, with servicing retained by the Company. The allowance for loan losses was $14.4 million at June 30, 2016 and $13.7 million December 31, 2015.

The following table provides the composition of our loan portfolio at the dates indicated:

	At June 30, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One-to-four family	$678,193	37.2%	$710,969	41.1%
Second mortgages and equity lines of credit	94,976	5.2	99,374	5.7
Commercial real estate	377,386	20.7	265,482	15.3
Construction	31,414	1.7	35,830	2.1
	1,181,969	64.8	1,111,655	64.2
Commercial	82,333	4.5	70,472	4.1
Consumer:
Auto	543,657	29.8	532,071	30.7
Personal	16,487	0.9	16,873	1.0
Total consumer	560,144	30.7	548,944	31.7
Total Loans	1,824,446	100.0%	1,731,071	100.0%
Allowance for loan losses	(14,439)		(13,700)
Net deferred loan origination costs	10,893		12,017
Loans, net	$1,820,900		$1,729,388

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at June 30, 2016 were $172.5 million, a decrease of $19.7 million, or 10.23% from December 31, 2015. The sale of $8.7 million of securities as well as $27.7 million in prepayments, calls and amortization were only partially offset by $14.2 million in securities purchases. The decline in investments reflects our continued strategy to change the composition of our balance sheet to higher yielding loans.  The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$9,983	$10,043	$5,000	$4,967
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	85,729	87,514	93,071	93,086
SBA asset-backed securities	23,681	24,400	30,258	30,488
Total securities available for sale	$119,393	$121,957	$128,329	$128,541

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	$—	$9,954	$9,940
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	25,330	25,990	27,594	27,563
Other bonds and obligations:
State and political subdivisions	25,174	27,094	26,031	27,703
Total securities held to maturity	$50,504	$53,084	$63,579	$65,206

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2016, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.47 billion. Total mortgage servicing rights were $12.7 million at June 30, 2016, compared to $13.0 million at December 31, 2015. The $270,000 decrease was primarily due to a decrease in fair value from December 31, 2015 to June 30, 2016 of $4.5 million due to a combination of changes in market interest rates and loan repayments, partially offset by $4.2 million of loan servicing rights added to the portfolio.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$12,330	$4,814	$12,958	$2,168
Change in accounting fair value election	—	—	—	2,726
Additions from loans sold with servicing retained	2,521	147	4,181	241
Changes in fair value due to:
Reductions from loans paid off during the period	(472)	(154)	(664)	(312)
Changes due to valuation inputs or assumptions	(1,691)	(12)	(3,787)	(28)
Balance, end of period	$12,688	$4,795	$12,688	$4,795

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Prepayment speed	15.78%	9.90%
Discount rate	9.26	9.10
Default rate	1.43	1.40

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

Deposits.    Deposits increased $19.0 million, or 1.12%, to $1.71 billion at June 30, 2016 from $1.69 billion at December 31, 2015. The growth in deposits was driven by an increase of $8.6 million in money market deposits, $18.7 million in checking account deposits, and $20.7 million in savings account deposits, partially offset by a decline of $28.9 million in certificates of deposit that includes a decrease of $14.8 million in institutional funds. During the six months ended June 30, 2016, we continued to focus on growing our business, retail and municipal non-certificate deposits in order to better manage our cost of funds and to expand our customer relationships.

Borrowings. Total borrowings from the FHLB were $195.1 million at June 30, 2016, a decrease of $54.5 million from $249.6 million at December 31, 2015. The decrease reflects $74.5 million in prepayment of FHLB borrowings at a weighted average cost of 1.57% for a prepayment penalty of $400,000 that occurred in the second quarter to ensure compliance with the de novo capital requirement of 8%. The decrease was partially offset by a first quarter five-year term $20.0 million FHLB borrowing to fund commercial loan growth .

Stockholders’ equity. Total stockholders’ equity was $324.3 million at June 30, 2016 compared to $190.7 million at December 31, 2015. The increases from the prior period reflect the Company’s mutual to stock conversion that was completed on June 29, 2016.  As part of the conversion, the Company established an ESOP which acquired 8% of the shares issued in the conversion, including shares contributed to the Foundation. The $11.9 million related to the ESOP is shown as a reduction to stockholders’ equity on the consolidated balance sheets.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Overview.   Consolidated net loss for the three and six months ended June 30, 2016 was $681,000 and $557,000, respectively, compared to net income of $1.1 million and $2.0 million for the three and six months ended June 30, 2015.  The 2016 results include a one-time, pre-tax contribution of $4.8 million to establish the Foundation.  Excluding this non-recurring expense, net income would have been $2.2 million and $2.3 million for the three and six months ended June 30, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for HarborOne Bank (excluding Merrimack Mortgage) (“Bank”) for the three and six months ended June 30, 2016 and 2015, the increase or decrease in those results, and the results of operations for Merrimack Mortgage for the three and six months ended June 30, 2016. Because we acquired Merrimack Mortgage on July 1, 2015, no comparative information is presented for that segment.  The results of operations of the Company are not included in the table.  For the three and six month periods ended June 30, 2016, the net loss of the Company is $2.9 million which is the after tax Foundation expense.

					Merrimack
	HarborOne Bank				Mortgage
					Three
	Three Months Ended				Months Ended
	June 30,		Increase (Decrease)		June 30,
	2016	2015	Dollars	Percent	2016
	(Dollars in thousands)
Net interest and dividend income	$14,230	$12,432	$1,798	14.5%	$422
Provision for loan losses	801	667	134	20.1	—
Net interest income, after provision for loan losses	13,429	11,765	1,664	14.1	422
Mortgage banking income:
Changes in mortgage servicing rights fair value	(787)	(165)	(622)	79.0	(1,376)
Other	1,147	688	459	66.7	12,623
Total mortgage banking income	360	523	(163)	(31.2)	11,247
Other noninterest income	4,274	3,665	609	16.6	7
Total noninterest income	4,634	4,188	446	10.6	11,254
Noninterest expense	16,637	14,603	2,034	13.9	9,712
Income before income taxes	1,426	1,350	76	5.7	1,964
Provision for income taxes	391	290	101	34.8	785
Net income	$1,035	$1,060	$(25)	(2.3)%	$1,179

					Merrimack
	HarborOne Bank				Mortgage
					Six
	Six Months Ended				Months Ended
	June 30,		Increase (Decrease)		June 30,
	2016	2015	Dollars	Percent	2016
	(Dollars in thousands)
Net interest and dividend income	$27,776	$24,449	$3,327	13.6%	$762
Provision for loan losses	1,006	917	89	9.8	—
Net interest income, after provision for loan losses	26,770	23,532	3,238	13.8	762
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,382)	(339)	(1,043)	75.4	(3,069)
Other	2,155	1,265	890	70.3	20,936
Total mortgage banking income	773	926	(153)	(16.5)	17,867
Other noninterest income	8,309	7,524	785	10.4	1
Total noninterest income	9,082	8,450	632	7.5	17,868
Noninterest expense	33,579	29,467	4,112	14.0	17,327
Income before income taxes	2,273	2,515	(242)	(9.6)	1,303
Provision for income taxes	717	534	183	34.3	521
Net income	$1,556	$1,981	$(425)	(21.4)%	$782

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Consolidated

Average Balances and Yields. The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal tax rate of 35%.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,881,488	$16,874	3.61%	$1,686,558	$14,651	3.48%
Investment securities (2)	191,162	1,267	2.67	245,416	1,434	2.34
Other interest-earning assets	33,826	43	0.51	52,432	33	0.25
Total interest-earning assets	2,106,476	18,184	3.47	1,984,406	16,118	3.26
Noninterest-earning assets	131,104			103,836
Total assets	$2,237,580			$2,088,242
Interest-bearing liabilities:
Savings accounts	$317,180	137	0.17	$290,077	123	0.17
NOW accounts	120,702	19	0.06	108,219	18	0.07
Money market accounts	642,758	724	0.45	524,066	545	0.42
Certificates of deposit	446,848	1,285	1.16	500,180	1,455	1.17
Total interest-bearing deposits	1,527,488	2,165	0.57	1,422,542	2,141	0.60
FHLB advances	239,245	1,289	2.17	295,095	1,466	1.99
Total interest-bearing liabilities	1,766,733	3,454	0.79	1,717,637	3,607	0.84
Noninterest-bearing liabilities:
Noninterest-bearing deposits	244,651			168,214
Other noninterest-bearing liabilities	28,887			14,260
Total liabilities	2,040,271			1,900,111
Total equity	197,309			188,131
Total liabilities and equity	$2,237,580			$2,088,242
Tax equivalent net interest income		14,730			12,511
Tax equivalent interest rate spread (3)			2.68%			2.42%
Less:tax equivalent adjustment		78			79
Net interest income as reported		$14,652			$12,432
Net interest-earning assets (4)	$339,743			$266,769
Net interest margin (5)			2.80%			2.51%
Tax equivalent effect			0.01%			0.02%
Net interest margin on a fully tax equivalent basis			2.81%			2.53%
Ratio of interest-earning assets to interest-bearing liabilities	119.23%			115.53%

(1)	Includes loans held for sale, nonaccruing loan balances and interest received on such loans.
(2)

Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on investments before tax equivalent adjustments were 2.50% and 2.51% for the three months ended June 30, 2016 and 2015, respectively.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,842,228	$32,977	3.60%	$1,677,373	$29,045	3.49%
Investment securities (2)	196,556	2,606	2.67	236,080	2,716	2.32
Other interest-earning assets	46,738	119	0.51	51,962	67	0.26
Total interest-earning assets	2,085,522	35,702	3.44	1,965,415	31,828	3.27
Noninterest-earning assets	126,731			104,990
Total assets	$2,212,253			$2,070,405
Interest-bearing liabilities:
Savings accounts	$309,368	267	0.17	$282,735	241	0.17
NOW accounts	118,785	37	0.06	106,521	35	0.07
Money market accounts	636,711	1,428	0.45	502,874	1,044	0.42
Certificates of deposit	452,742	2,603	1.16	505,252	2,959	1.18
Total interest-bearing deposits	1,517,606	4,335	0.57	1,397,382	4,279	0.62
FHLB advances	252,318	2,672	2.13	308,248	2,942	1.92
Total interest-bearing liabilities	1,769,924	7,007	0.80	1,705,630	7,221	0.85
Noninterest-bearing liabilities:
Noninterest-bearing deposits	219,315			161,271
Other noninterest-bearing liabilities	27,983			15,998
Total liabilities	2,017,222			1,882,899
Total equity	195,031			187,506
Total liabilities and equity	$2,212,253			$2,070,405
Tax equivalent net interest income		28,695			24,607
Tax equivalent interest rate spread (3)			2.65%			2.41%
Less:tax equivalent adjustment		157			158
Net interest income as reported		$28,538			$24,449
Net interest-earning assets (4)	$315,598			$259,785
Net interest margin (5)			2.75%			2.51%
Tax equivalent effect			0.02%			0.01%
Net interest margin on a fully tax equivalent basis			2.77%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities	117.83%			115.23%

(1)	Includes loans held for sale, nonaccruing loan balances and interest received on such loans.
(2)

Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yields on investments before tax equivalent adjustments were 2.50% and 2.18% for the six months ended June 30, 2016 and 2015, respectively.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Rate/Volume Analysis. The following table presents, on a tax equivalent basis, the effects of changing rates and volumes on our net interest income for the periods indicated, on a consolidated basis. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 v. 2015			2016 v. 2015
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(In thousands)			(In thousands)
Interest-earning assets:
Loans	$2,099	$124	$2,223	$3,697	$235	$3,932
Investment securities	(293)	126	(167)	(421)	311	(110)
Other interest-earning assets	(9)	19	10	(6)	58	52
Total interest-earning assets	1,797	269	2,066	3,270	604	3,874
Interest-bearing liabilities:
Savings accounts	4	10	14	7	19	26
NOW accounts	2	(1)	1	4	(2)	2
Money market accounts	167	12	179	386	(2)	384
Certificates of deposit	(151)	(19)	(170)	(304)	(52)	(356)
Total interest-bearing deposits	22	2	24	93	(37)	56
FHLB advances	(263)	86	(177)	(501)	231	(270)
Total interest-bearing liabilities	(241)	88	(153)	(408)	194	(214)
Change in net interest income	$2,038	$181	$2,219	$3,678	$410	$4,088

Interest and Dividend Income.    Interest and dividend income increased $2.1 million, or 12.89%, to $18.1 million for the three months ended June 30, 2016, compared to $16.0 million for the three months ended June 30, 2015. The increase was primarily due to a $2.2 million, or 15.17%, increase in interest on loans and loans held for sale to $16.9 million for the three months ended June 30, 2016 from $14.7 million for the three months ended June 30, 2015. The increase in loan interest income was attributable to an 11.56% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans, which resulted in an increase in average yield of 13 basis points. Interest and dividend income on securities decreased by $248,000, or 19.51%, from $1.3 million for the three months ended June 30, 2015 to $1.0 million for the three months ended June 30, 2016. The decrease in investment income for the three months ended June 30, 2016 was primarily due to a 22.11% decrease in average investments outstanding offset by a 33 basis point improvement in the yield compared to same period in 2015.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compared to the first six months of 2015, interest and dividend income increased $3.9 million, or 12.24%, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans. Loan income increased $3.9 million to $33.0 million and  average loans increased by $164.9 million from a year ago.

Interest Expense.    Interest expense decreased $153,000, or 4.24%, to $3.5 million for the three months ended June 30, 2016. The decrease resulted from a $177,000 decrease in interest expense on borrowings partially offset by a $24,000 increase in interest expense on interest-bearing deposits. The decrease in interest expense on borrowings resulted from the prepayment of FHLB borrowings in the second quarter of 2016, which lowered the average borrowings outstanding by $55.9 million, or 18.93%, when comparing the three months ended June 30, 2016 and 2015. HarborOne Bank incurred a prepayment fee of $400,000 in order to terminate these fixed-rate borrowings prior to maturity. The increase in interest expense on deposits resulted from a 7.38% increase in average balances offset slightly by a 3 basis point decrease in the cost of deposits. Average money market deposits increased by $118.7 million, or 22.65%, to an average balance of $642.8 million for the three months ended June 30, 2016 compared to $524.1million for the three months ended June 30, 2015. The cost of money market deposits was 45 basis points for the three months ended June 30, 2016, an increase of 3 basis points from the same period in 2015. The cost of savings accounts remained the same at 17 basis points in the 2016 period as in the 2015 period and the average balance increased 9.34%. The cost of NOW accounts decreased 1 basis point and the average balance increased 11.53% in the three month period ended June 30, 2016 compared to the same period in 2015.  The cost of certificates of deposit declined 1 basis point to 1.16% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and the average balance decreased 10.66%.

Compared to the first six months of 2015, interest expense decreased $214,000, or 2.96% to $7.0 million from $7.2 million. The decrease reflects a decrease in average FHLB borrowing of 18.14%, partially offset by average deposit growth of 8.60% that was tempered by a 4 basis point decrease in cost of deposit funds.  FHLB borrowings decreased due to the prepayment discussed above.

Net Interest and Dividend Income.    Net interest and dividend income increased $2.2 million, or 17.86%, to $14.7 million for the three months ended June 30, 2016 from $12.4 million for the three months ended June 30, 2015. Growth in higher yielding commercial loans was primarily funded with lower cost non-certificates of deposit. The tax equivalent net interest spread increased 26 basis points to 2.68% for the three months ended June 30, 2016 from 2.42 % for the three months ended June 30, 2015, and net interest margin on a tax equivalent basis also rose by 28 basis points to 2.81% for the three months ended June 30, 2016 from 2.53% for the three months ended June 30, 2015.

Compared to the first six months of 2015, net interest and dividend income increased $4.1 million, or 16.7%, to $28.5 million from $24.4 million. The tax equivalent net interest spread increased 24 basis points to 2.65% for the six months ended June 30, 2016 from 2.41 % for the six months ended June 30, 2015, and net interest margin on a tax equivalent basis also rose by 25 basis points to 2.77% for the six months ended June 30, 2016 from 2.52% for the six months ended June 30, 2015.

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015.

Net Income.    Bank net income decreased by $25,000 to $1.0 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015 and, pre-tax income was $1.4 million for the three months ended June 30, 2016, a $76,000 increase from the three months ended June 30, 2015. The increases in pre-tax income reflects a $1.8 million increase in net interest income and a $446,000 increase in noninterest income partially offset by a $2.0 million increase in noninterest expense and a $134,000 increase in the provision for loan losses.  The provision for income taxes increased $101,000 offsetting the pre-tax income increase for the quarter.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compared to the first six months of 2015, Bank net income decreased $425,000 to $1.6 million from $2.0 million.  The decrease in net income reflects an increase of $4.1 million of noninterest expense and an increase of $89,000 in provision for loan losses partially offset by increases of $3.3 million in net interest income and $632,000 in noninterest income.

Provision for Loan Losses.    We recorded a provision for loan losses of $801,000 and $1.0 million for the three and six months ended June 30, 2016 and $667,000 and $917,000, respectively, for the three and six months ended June 30, 2015. The increase in provision reflects the continued shift in the composition of the loan portfolio to a higher percentage of commercial lending, which requires a higher level of loan loss reserves than loans secured by automobiles and residential property.  The increase was partially offset by a decrease in the level of net charge-offs to $297,000 and $457,000 for the three and six months ended June 30, 2016, respectively, from $593,000 and $1.1 million for the same periods in 2015. Additionally, credit quality improved as nonaccrual loans declined to $26.0 million at June 30, 2016 from $31.2 million at June 30, 2015.

Noninterest Income.    Total noninterest income increased to $4.6 million for the three months ended June 30, 2016 and compared to $4.2 million for the prior year period. Income from mortgage banking operations decreased $163,000, or 31.2%, to $360,000  for the three months ended June 30, 2016 compared to $523,000 for the three months ended June 30, 2015, primarily a result of the decrease in the fair value of mortgage servicing rights of $787,000 in 2016 compared to a decline of $165,000 during the three months ended June 30, 2015, driven by the reduction in market rates during the period. Partially offsetting this was an increase of $459,000 or 66.7%, of other mortgage banking income primarily from gains on loan sales and mortgage servicing rights which increased $438,000 from the second quarter of 2015.  There were no portfolio mortgage loan sales in the second quarter of 2015.

Other noninterest income increased $609,000 or 16.6%, to $4.3 million for the three months ended June 30, 2016 compared to $3.7 million for the three months ended June 30, 2015. The increase was driven by an increase in commercial loan swap fee income of $210,000, a $133,000 increase in business loan fee income and a $121,000 increase in debit card interchange  income. Gain on sales of investment securities was $41,000 and gain on consumer loan sales was $29,000 for the quarter ended June 30, 2016, while no such sales were undertaken in the prior year period.

Compared to the first six months of 2015, total noninterest income increased $632,000, or 7.5%, to $9.1 million from $8.5 million. Total mortgage banking income decreased $153,000 as the fair value loss on the mortgage servicing rights increased $1.0 million  partially offset by the increase in other mortgage banking income of $890,000 as the low rate environment of the first half of 2016 negatively impacted servicing rights values and positively impacted mortgage loan origination volumes.  Commercial loan fees increased $425,000 related to the income recognized on commercial loan swaps and  deposit fee income increased $301,000, primarily due to increased debit card interchange income.

Noninterest Expense.    Noninterest expense increased $2.0 million, or 13.9%, to $16.6 million for the three months ended June 30, 2016 from $14.6 million for the three months ended June 30, 2015. The increase in noninterest expense included increased salaries and benefit costs of $1.2 million, as the Bank continued its hiring of additional commercial lending and credit support staff during the second quarter of 2016 and opened its first commercial loan production office in the third quarter of 2015. Additionally, maintaining the de novo capital rate of 8% in the second quarter also precipitated the need to pay off $74.5 million in FHLB borrowings with a prepayment penalty of $400,000, whereas there was no prepayment penalty in the prior year second quarter.

Compared to the first six months of 2015, noninterest expense increased $4.1 million, or 14.0% to $33.6 million from $29.5 million.  The year-to-date increase primarily reflects increased salaries and benefit costs of $3.8 million, as the Bank continued its hiring of additional commercial lending and credit support staff during 2016 and opened its first commercial loan production office in the third quarter of 2015. Additionally, a supplemental executive retirement plan was amended in the first quarter of 2016, accelerating vesting that resulted in an expense of $891,000.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Income Tax Provision.    Provision for income taxes for the three and six months ended June 30, 2016 was $391,000 and $717,000, respectively, compared to $290,000 and $534,000 for the three and six months ended June 30, 2015, respectively. The increased provision for income taxes was mainly due to an increase in the six month effective rate to 34.9% from 21.2% offset by the $242,000 decrease in pre-tax earnings for the six months of 2016. The increase in the effective tax rate in 2016 is due primarily to the effect of higher projected pre-tax income while maintaining the same level of tax-advantaged income, such as bank-owned life insurance and tax-exempt municipal bonds.

Merrimack Mortgage Segment

Results of Operations for the three and six months ended June 30, 2016.

Results of operations for the three and six months ended June 30, 2016 are discussed below. The Bank acquired Merrimack Mortgage on July 1, 2015.

Net Income.    For the three and six months ended June 30, 2016, Merrimack Mortgage recorded net income of $1.2 million and $782,000, respectively and exclusive of the change in fair value of mortgage servicing rights, pre-tax income was $3.3 million and $4.4 million, respectively.

Noninterest Income.    During the three and six months ended June 30, 2016, noninterest income totaled $11.3 million and $17.9 million, respectively.  Included in these amounts were gains on sales of mortgage loans of $10.9 million and 18.0 million, respectively and loan fees, including servicing related income, of $1.7 million and $2.9 million, respectively.

Merrimack Mortgage’s results reflected the continuation of a low interest rate environment in the first half of 2016, which aided home affordability and refinance activity. In the six months ended June 30, 2016, Merrimack Mortgage originated $570.4 million of residential mortgage loans. The following tables provide additional loan production detail (dollars presented in thousands):

	Loan	No. of	% of Total
	Amount	Loans	No.
Source
Retail Offices	$440,635	1,852	77.3%
Third Party	129,715	610	22.7
Total	$570,350	2,462	100.0%

Product Type
Conventional	$353,191	1,444	61.9%
Government	184,739	859	32.4
State Housing Agency	25,615	143	4.5
Jumbo	6,086	9	1.1
Seconds	719	7	0
Total	$570,350	2,462	100.0%

Purpose
Purchase	$384,531	1,723	67.4%
Refinance	185,819	739	32.6
Total	$570,350	2,462	100.0%

Included in the gain on mortgage sales was $2.2 million and $3.6 million of originated mortgage servicing rights for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2016, Merrimack Mortgage sold $210.3 million and $342.4 million of loans to Freddie Mac, Fannie Mae and Ginnie Mae and recorded an average originated mortgage servicing right gain of 1.07% and 1.05%, respectively, of the underlying mortgage amount.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Merrimack Mortgage’s mortgage loan servicing activities for the three and six months ended June 30, 2016 consisted of $1.7 million and $2.9 million, respectively, in processing, underwriting and closing fees from customers and secondary market loan servicing fees, net of loan guarantee fees of $15,000 and $32,000, respectively. At June 30, 2016, the unpaid balance of the servicing portfolio totaled $1.00 billion as compared to $708.7 million at December 31, 2015.

During the three and six months ended June 30, 2016, the fair value of mortgage servicing rights decreased $1.4 million and $3.1 million, respectively, driven primarily by the reduction in market interest rates during the period. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.

Noninterest Expense.    Noninterest expense for the three and six months ended June 30, 2016 was $9.7 million and $17.3 million, respectively. Salary and benefits expenses totaled $7.2 million and $12.6 million, respectively, for the three and six months ended June 30, 2016. Salary expense was $2.1 million and $4.1 million, respectively, and commission-related expenses were $4.4 million and $7.2 million, respectively, or 1.25% and 1.26% of closed loan volume. Loan expenses totaled $1.7 million and $3.1 million for the three and six months ended June 30, 2016, and included direct loan origination expenses of $1.6 million and $2.8 million, respectively, associated with the origination of $351 million and $570 million of mortgage loans.  Sub-servicing related expenses for the same three and six month period were $176,000 and $297,000, respectively. Occupancy expense totaled $432,000 and $847,000 for the three and six months ended June 30, 2016, and primarily consisted of rent and other expenses associated with the retail branch network and corporate office. Other expenses totaled $395,000 and $835,000 for the three and six months ended June 30, 2016 and primarily consisted of marketing expense and professional fees.

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$22,644	$25,841
Second mortgages and equity lines of credit	2,182	2,386
Commercial real estate	—	173
Construction	134	136
Commercial	763	558
Consumer	286	333
Total nonaccrual loans (1)	26,009	29,427
Other real estate owned:
One- to four-family residential	1,729	2,286
Other repossessed assets	32	61
Total nonperforming assets	27,770	31,774
Performing troubled debt restructurings	24,552	24,963
Total nonperforming assets and performing troubled debt restructurings	$52,322	$56,737

Total nonperforming loans to total loans (2)	1.42%	1.69%
Total nonperforming assets and performing troubled debt restructurings to total assets	2.31%	2.62%
Total nonperforming assets to total assets	1.23%	1.47%

(1)	$7.6 million and $9.4 million of troubled debt restructurings are included in total nonaccrual loans at June 30, 2016 and December 31, 2015, respectively.

(2)	Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Income related to impaired loans included in interest income for the three months ended June 30, 2016 and 2015, amounted to $420,000 and $354,000, respectively.  Income related to impaired loans included in interest income for the six months ended June 30, 2016 and 2015, amounted to $796,000 and $808,000, respectively.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	June 30,	December 31,
	2016	2015
	(In thousands)

Classified loans:
Substandard	$2,673	$645
Doubtful	390	393
Loss	—	—
Total classified loans	3,063	1,038
Special mention	—	3,362
Total criticized loans	$3,063	$4,400

None of the special mention assets at June 30, 2016 and December 31, 2015 were on nonaccrual.

At June 30, 2016, our allowance for loan losses was $14.4 million, or 0.79% of total loans and 56.00% of nonperforming loans. At December 31, 2015, our allowance for loan losses was $13.7 million, or 0.79% of total loans and 45.56% of nonperforming loans. Nonperforming loans at June 30, 2016 were $26.0 million, or 1.54% of total loans, compared to $29.4 million, or 1.69% of total loans, at December 31, 2015. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2016			December 31, 2015
		% of			% of
		Allowance	% of Loans		Allowance	% of Loans
		Amount to	in Category		Amount to	in Category
	Amount	Total Allowance	to Total Loans	Amount	Total Allowance	to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$4,790	33.17%	37.29%	$5,000	36.50%	41.07%
Second mortgages and equity lines of credit	829	5.74	5.10	816	5.95	5.74
Commercial real estate	5,359	37.12	20.68	4,365	31.86	15.34
Construction	587	4.06	1.72	581	4.24	2.07
Commercial	1,164	8.06	4.51	1,454	10.61	4.07
Consumer	794	5.50	30.70	830	6.06	31.71
Total general and allocated allowance	13,523	93.65	100.00%	13,046	95.23	100.00%
Unallocated	916	6.35		654	4.77
Total	$14,439	100.00%		$13,700	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Allowance at beginning of period	$13,696	$13,781	$13,700	$13,934
Provision for loan losses	801	667	1,006	917
Charge offs:
Residential real estate:
One- to four-family	(39)	(367)	(71)	(524)
Second mortgages and equity lines of credit	(16)	(66)	(56)	(95)
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	(5)	—	(5)	—
Consumer	(237)	(160)	(457)	(428)
Total charge-offs	(297)	(593)	(589)	(1,047)

Recoveries:
Residential real estate:
One- to four-family	166	195	177	205
Second mortgages and equity lines of credit	13	11	21	19
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	1	7	3	7
Consumer	59	50	121	83
Total recoveries	239	263	322	314
Net charge-offs	(58)	(330)	(267)	(733)
Allowance at end of period	$14,439	$14,118	$14,439	$14,118
Total loans outstanding (1)	$1,835,339	$1,741,254	$1,835,339	$1,741,254
Average loans outstanding	$1,812,962	$1,682,537	$1,782,900	$1,673,770
Allowance for loan losses as a percent of total loans outstanding (1)	0.79%	0.81%	0.79%	0.81%
Net loans charged off as a percent of average loans outstanding	0.00%	0.02%	0.02%	0.04%
Allowance for loan losses to nonperforming loans	55.52%	45.22%	55.52%	45.22%

(1)	Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $801,000 for the three months ended June 30, 2016 and $667,000 for the three months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, we recorded a provision for loan losses of $1.0 million and $917,000, respectively. This increase generally reflects commercial and commercial real estate loan growth which generally have higher general reserve allocations than consumer credits. The increases have been partially offset by declines in nonaccrual and net charge offs. Charge off rates, as the basis for residential real estate and consumer loan general reserve allocations, directly impacts the allowance for loan loss analysis as does lower allocated reserves resulting from the improved credit quality.

Management of Market Risk

Net Interest Income Analysis.  The Bank uses income simulation as the primary tool for measuring interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of June 30, 2016, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

June 30, 2016
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	(0.74)%
-100	(2.34)%

(1)	The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Bank also uses the net present value of equity at risk, or "EVE," methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 300 basis points and down 100 basis points.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

The table below sets forth, as of June 30, 2016, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2016
					EVE as a Percentage of Economic
			Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates		Estimated	in EVE			Changes in
(basis points) (1)		EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(Dollars in thousands)

+	300	$225,422	$(24,124)	(9.7)%	10.7%	(0.26)
	0	249,546	—	—	10.9	—
-	100	256,446	6,900	2.8	11.0	0.12

(1)	Assumes instantaneous parallel changes in interest rates.
(2)	EVE Ratio represents EVE divided by the economic value of assets.

Liquidity Management and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term and long-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the FHLB. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and borrowed funds and prepayments on loans are greatly influenced by general interest rates, economic conditions and competition.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Management regularly adjusts our investments in liquid assets based upon an assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our interest rate risk and investment policies.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $35.9 million and $20.9 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $67.7 and $95.8 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock was $93.0 million and $132.5 million for the six months ended June 30, 2016 and 2015, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

HarborOne Bank is subject to various regulatory capital requirements. At June 30, 2016, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 11 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At June 30, 2016, we had outstanding commitments to originate loans of $124.2 million and unadvanced funds on loans of $165.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2016 totaled $211.7 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2016. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” in the Company’s prospectus, filed with the SEC pursuant to Rule 424(b)(3) on May 18, 2016.  As of June 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

HarborOne Bancorp, Inc.

Date: August 10, 2016	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2016	By:	/s/ Joseph F. Casey
Joseph F. Casey
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Net Income (Loss) for the three and six months ended June 30, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to the unaudited Consolidated Financial Statements.

†   Management contract or compensation plan or arrangement