Form 10-Q
period 2016-09-30
HarborOne Bancorp, Inc.
filed 2016-11-09
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 9, 2016 there were 32,120,880 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2016	2015
(In thousands, except share data)
Assets
Cash and due from banks	$15,706	$18,153
Short-term investments	3,549	22,499
Total cash and cash equivalents	19,255	40,652

Securities available for sale, at fair value	115,397	128,541
Securities held to maturity, at amortized cost	49,213	63,579
Federal Home Loan Bank stock, at cost	15,255	18,735
Mortgage loans held for sale, at fair value	114,054	63,797
Loans, net of allowance for loan losses of $15,832 at September 30, 2016 and $13,700 at December 31, 2015	1,904,883	1,729,388
Accrued interest receivable	4,926	4,920
Other real estate owned and repossessed assets	1,987	2,347
Mortgage servicing rights, at fair value	15,534	12,958
Property and equipment, net	24,062	24,606
Retirement plan annuities	11,932	11,608
Bank-owned life insurance	39,158	38,333
Goodwill and other intangible assets	13,607	13,674
Other assets	17,870	10,004
Total assets	$2,347,133	$2,163,142

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$231,765	$201,174
Interest-bearing deposits	1,482,910	1,490,038
Brokered deposits	20,236	—
Total deposits	1,734,911	1,691,212
Short-term borrowed funds	50,000	—
Long-term borrowed funds	195,120	249,598
Mortgagors' escrow accounts	5,343	4,486
Accrued interest payable	484	546
Deferred income taxes	696	989
Other liabilities and accrued expenses	32,665	25,623
Total liabilities	2,019,219	1,972,454

Commitments and contingencies (Notes 8 and 9)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,120,880 shares issued and outstanding at September 30, 2016	321	—
Additional paid-in capital	144,175	—
Retained earnings	194,275	191,280
Accumulated other comprehensive income (loss)	718	(592)
Unearned compensation - ESOP; 1,157,508 shares	(11,575)	—
Total stockholders' equity	327,914	190,688

Total liabilities and stockholders' equity	$2,347,133	$2,163,142

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Net Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$17,144	$15,553	$49,080	$44,528
Interest on loans held for sale	866	740	1,907	810
Interest on taxable securities	768	1,003	2,441	2,943
Interest on non-taxable securities	220	227	669	680
Other interest and dividend income	164	167	610	399
Total interest and dividend income	19,162	17,690	54,707	49,360

Interest expense:
Interest on deposits	2,092	2,220	6,427	6,499
Interest on borrowed funds	1,168	1,583	3,840	4,525
Total interest expense	3,260	3,803	10,267	11,024

Net interest and dividend income	15,902	13,887	44,440	38,336
Provision for loan losses	1,710	325	2,716	1,242

Net interest income, after provision for loan losses	14,192	13,562	41,724	37,094

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	351	(677)	(4,100)	(1,016)
Other	16,430	10,664	39,521	11,929
Total mortgage banking income	16,781	9,987	35,421	10,913
Deposit account fees	3,010	2,886	8,685	8,260
Income on retirement plan annuities	111	106	325	487
Gain on sale of consumer loans	—	136	79	136
Gain on sale and call of securities, net	—	1	283	295
Bank-owned life insurance income	275	295	825	892
Other income	692	542	2,201	1,420
Total noninterest income	20,869	13,953	47,819	22,403

Noninterest expense:
Compensation and benefits	18,902	14,875	50,827	30,414
Occupancy and equipment	2,458	2,280	7,705	6,931
Data processing expenses	1,450	1,328	4,310	4,030
Loan expenses	3,316	1,821	7,036	2,404
Marketing	592	544	1,764	1,349
Deposit expenses	325	337	1,054	994
Postage and printing	313	328	959	874
Professional fees	709	633	1,888	1,528
Prepayment penalties on Federal Home Loan Bank advances	—	355	400	700
Foreclosed and repossessed assets	31	(158)	102	51
Deposit insurance	437	438	1,258	1,286
Charitable foundation contributions	—	—	4,820	—
Other expenses	1,076	1,325	3,212	3,012
Total noninterest expense	29,609	24,106	85,335	53,573

Income before income taxes	5,452	3,409	4,208	5,924

Income tax provision	1,900	1,165	1,213	1,699

Net income	$3,552	$2,244	$2,995	$4,225

Earnings per common share:
Basic and diluted	$0.11	N/A	N/A	N/A

Weighted average shares outstanding:
Basic and diluted	30,943,808	N/A	N/A	N/A

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$3,552	$2,244	$2,995	$4,225

Other comprehensive income (loss):
Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	59	69	176	227
Related tax effect	(23)	(20)	(69)	(60)
Net-of-tax amount	36	49	107	167
Securities available for sale:
Unrealized holding gains (losses)	(504)	1,093	2,131	1,341
Reclassification adjustment for net realized gains	—	(1)	(283)	(295)
Net unrealized gains (losses)	(504)	1,092	1,848	1,046
Related tax effect	175	(359)	(645)	(343)
Net-of-tax amount	(329)	733	1,203	703
Total other comprehensive income	(293)	782	1,310	870

Comprehensive income	$3,259	$3,026	$4,305	$5,095

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Net Income.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the unaudited interim Consolidated Statements of Net Income.  There was no related income tax expense on reclassifications for securities available for sale for the three months ended September 30, 2016 and 2015.  The related income tax expense on reclassifications for securities available for sale for the nine months ended September 30, 2016 and 2015 was $94,000 and $117,000, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity
(In thousands, except share data)

Balance at December 31, 2014	—	$—	$—	$183,875	$(417)	$—	$183,458

Change in accounting for mortgage servicing rights, net of tax	—	—	—	1,637	—	—	1,637

Comprehensive income	—	—	—	4,225	870	—	5,095

Balance at September 30, 2015	—	$—	$—	$189,737	$453	$—	$190,190

Balance at December 31, 2015	—	$—	$—	$191,280	$(592)	$—	$190,688

Comprehensive income	—	—	—	2,995	1,310	—	4,305

Issuance of common stock to the mutual holding company	17,281,034	172	—	—	—	—	172

Issuance of common stock for initial public offering, net of costs of $3,870	14,454,396	145	140,212	—	—	—	140,357

Issuance of common stock to The HarborOne Foundation	385,450	4	3,851	—	—	—	3,855

Purchase of 1,187,188 shares by the ESOP	—	—	—	—	—	(11,872)	(11,872)

ESOP shares committed to be released	—	—	112	—	—	297	409

Balance at September 30, 2016	32,120,880	$321	$144,175	$194,275	$718	$(11,575)	$327,914

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$2,995	$4,225
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	2,716	1,242
Net amortization of securities premiums/discounts	584	744
Net amortization of net deferred loan costs/fees and premiums	4,684	5,502
Depreciation and amortization of premises and equipment	1,914	1,934
Change in mortgage servicing rights fair value	4,100	1,016
Mortgage and consumer servicing rights capitalized	(6,732)	(1,852)
Amortization of consumer servicing rights	54	58
Accretion of fair value adjustment on loans and deposits, net	(248)	(130)
Amortization of intangible assets	67	2,511
Gain on sale and call of securities, net	(283)	(295)
Bank-owned life insurance income	(825)	(892)
Income on retirement plan annuities	(324)	(487)
Gain on sale of portfolio loans	(365)	(38)
Net gain on sale and write-down of other real estate owned and repossessed assets	(141)	(345)
Deferred income tax benefit	(831)	(292)
Issuance of common stock to the HarborOne Foundation	3,855	—
ESOP expenses	409	—
Net change in:
Mortgage loans held for sale	(50,257)	4,475
Other assets and liabilities, net	(889)	(40,749)
Net cash used by operating activities	(39,517)	(23,373)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	20,354	26,118
Purchases	(14,164)	(42,684)
Sales	8,735	30,730
Activity in securities held to maturity:
Maturities, prepayment and calls	14,131	3,251
Purchases	—	(9,946)
Net (purchase) redemption of FHLB stock	3,480	(1,004)
Redemption of retirement plan annuities	—	13,087
Proceeds from sale of portfolio loans	39,831	32,121
Loan originations, net of principal payments	(223,615)	(113,867)
Proceeds from sale of other real estate owned and repossessed assets	2,003	2,624
Additions to property and equipment	(1,370)	(873)
Acquisition of Merrimack Mortgage Company (net of cash acquired)	—	(18,618)
Net cash used by investing activities	(150,615)	(79,061)

(continued)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	43,699	166,785
Net change in borrowed funds with maturities less than ninety days	50,000	(48,200)
Proceeds from other borrowed funds	20,025	45,000
Repayment of other borrowed funds	(74,503)	(25,003)
Repayment of notes payable assumed in acquisition	—	(73,657)
Net change in mortgagors' escrow accounts	857	462
Issuance of common stock	140,529	—
Purchase of shares by the ESOP	(11,872)	—
Net cash provided by financing activities	168,735	65,387

Net change in cash and cash equivalents	(21,397)	(37,047)

Cash and cash equivalents at beginning of year	40,652	52,983

Cash and cash equivalents at end of year	$19,255	$15,936

Supplemental cash flow information:
Interest paid on deposits	$6,421	$6,507
Interest paid on borrowed funds	3,916	4,531
Income taxes paid	3,052	1,090
Transfer of loans to other real estate owned and repossessed assets	1,502	1,901
Increase in MSRs due to change in accounting principle	—	2,726

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

The unaudited interim Consolidated Financial Statements include the accounts of the Company, Legion Parkway Company LLC, a security corporation formed on July 13, 2016, HarborOne Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of a mortgage company and two security corporations.  Merrimack Mortgage Company, LLC (“Merrimack Mortgage”) was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015.  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The Company established Legion Parkway Company LLC for the same purpose.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Nature of Operations

The Bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Bank provides a variety of financial services to individuals and businesses through its fourteen full-service and two limited-service bank offices in eastern Massachusetts, a commercial lending office in Providence, Rhode Island, and a residential loan office in Westford, Massachusetts.  Merrimack Mortgage maintains 33 offices in Massachusetts, New Hampshire, and Maine, and is also licensed to lend in seven additional states.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2015 or the nine months ended September 30, 2016.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Construction – Loans in this segment include both residential and commercial construction loans.  Residential construction loans include loans to build one- to four-family owner-occupied properties, which are subject to the same credit quality factors as residential real estate loans.  Commercial construction loans may include speculative real estate development loans for which payment is derived from lease or sale of the property.  Credit risk is affected by cost overruns, time to lease or sell at an adequate price, and market conditions.

Commercial – Loans in this segment are made to businesses and are generally secured by assets of the business.  Repayment is expected from the cash flows of the business.  A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality in this segment.

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  For non-public business, entities this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of adopting the new guidance on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities, this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  Management is currently evaluating the impact of adopting this update to the Consolidated Financial Statements.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,983	$56	$—	$10,039
U.S. government-sponsored residential mortgage-backed securities	39,331	531	185	39,677
U.S. government-sponsored collateralized mortgage obligations	41,317	1,023	—	42,340
SBA asset-backed securities	22,706	635	—	23,341

Total securities available for sale	$113,337	$2,245	$185	$115,397

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$21,377	$429	$—	$21,806
U.S. government-sponsored collateralized mortgage obligations	2,727	186	—	2,913
Municipal bonds	25,109	1,724	—	26,833

Total securities held to maturity	$49,213	$2,339	$—	$51,552

December 31, 2015:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,000	$—	$33	$4,967
U.S. government-sponsored residential mortgage-backed securities	47,003	23	410	46,616
U.S. government-sponsored collateralized mortgage obligations	46,068	488	86	46,470
SBA asset-backed securities	30,258	233	3	30,488

Total securities available for sale	$128,329	$744	$532	$128,541

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$9,954	$34	$48	$9,940
U.S. government-sponsored residential mortgage-backed securities	24,330	99	280	24,149
U.S. government-sponsored collateralized mortgage obligations	3,264	150	—	3,414
Municipal bonds	26,031	1,672	—	27,703

Total securities held to maturity	$63,579	$1,955	$328	$65,206

Two mortgage-backed securities with a combined fair value of $7,316,000 on are pledged as collateral for interest rate swap agreements as of September 30, 2016 (see Note 9).  All of the U.S. government-sponsored collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the Federal Home Loan Bank (“FHLB”) of Boston as of September 30, 2016 (see Note 6).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2016 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

After 5 years through 10 years	$5,000	$5,024	$3,446	$3,633
Over 10 years	4,983	5,015	21,663	23,200
	9,983	10,039	25,109	26,833

U.S. government-sponsored residential mortgage-backed securities	39,331	39,677	21,377	21,806
U.S. government-sponsored collateralized mortgage obligations	41,317	42,340	2,727	2,913
SBA asset-backed securities	22,706	23,341	—	—

Total	$113,337	$115,397	$49,213	$51,552

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of six to 27 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

For the three months ended September 30, 2016, there were no sales of securities available for sale.  For the three months ended September 30, 2015, proceeds from sales of securities available for sale amounted to $27,363,000 and gross realized gains amounted to $1,000.  For the nine months ended September 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $8,735,000 and $30,730,000, respectively, and gross realized gains amounted to $242,000 and $187,000, respectively.  There were no securities called for the three months ended September 30, 2016 and 2015.  For the nine months ended September 30, 2016 and 2015, gains of $41,000 and $108,000, respectively, were recognized on securities called with an amortized cost of $15,725,000 and $5,000,000, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(In thousands)
September 30, 2016:
Securities available for sale

U.S. government-sponsored residential mortgage-backed securities	$31	$3,760	$154	$12,263

December 31, 2015:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$33	$4,967	$—	$—
U.S. government-sponsored residential mortgage-backed securities	77	10,780	333	19,837
U.S. government-sponsored collateralized mortgage obligations	—	—	86	9,925
SBA asset-backed securities	3	7,754	—	—
	$113	$23,501	$419	$29,762

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$48	$4,952	$—	$—
U.S. government-sponsored residential mortgage-backed securities	—	—	280	20,991
	$48	$4,952	$280	$20,991

Management evaluates securities for other-than-temporary impairment at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2016, five debt securities with an amortized cost of $16,208,000 have unrealized losses with aggregate depreciation of 1.14% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Residential real estate:
One- to four-family	$679,698	$710,969
Second mortgages and equity lines of credit	94,706	99,374
Commercial real estate	450,945	265,482
Construction	40,438	35,830
Total mortgage loans on real estate	1,265,787	1,111,655

Commercial	88,718	70,472

Consumer loans:
Auto	539,865	532,071
Personal	16,009	16,873
Total consumer loans	555,874	548,944

Total loans	1,910,379	1,731,071

Allowance for loan losses	(15,832)	(13,700)
Net deferred loan costs	10,336	12,017

Loans, net	$1,904,883	$1,729,388

During the nine months ended September 30, 2016, the Company sold indirect auto loans of $10,010,000, and recognized gains of $79,000. No indirect auto loans were sold during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, $31,337,000 of indirect loans were sold and recognized gains of $136,000.  The unpaid principal balance of indirect auto loans serviced for others was $35,844,000 and $40,370,000 at September 30, 2016 and December 31, 2015, respectively.

The Company sold residential portfolio loans of $29,456,000 during the nine months ended September 30, 2016.  Included in mortgage banking income is gain on sale of $501,000.  No residential loans were sold from the portfolio during the three and nine months ended September 30, 2015.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At September 30, 2016 and December 31, 2015, the Company was servicing loans for participants aggregating $32,877,000 and $11,854,000, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 and allocation of the allowance to loan segments at September 30, 2016 and December 31, 2015 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(521)	2,150	55	170	537	325	2,716
Charge-offs	(250)	—	—	(27)	(729)	—	(1,006)
Recoveries	259	—	—	8	155	—	422
Balance at September 30, 2016	$5,304	$6,515	$636	$1,605	$793	$979	$15,832

Balance at December 31, 2014	$7,755	$2,628	$452	$1,095	$1,255	$749	$13,934

Provision (credit) for loan losses	(992)	1,364	107	264	481	18	1,242
Charge-offs	(921)	—	—	—	(718)	—	(1,639)
Recoveries	337	—	—	7	122	—	466
Balance at September 30, 2015	$6,179	$3,992	$559	$1,366	$1,140	$767	$14,003

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Balance at June 30, 2016	$5,619	$5,359	$587	$1,164	$794	$916	$14,439

Provision (credit) for loan losses	(253)	1,156	49	458	237	63	1,710
Charge-offs	(123)	—	—	(22)	(272)	—	(417)
Recoveries	61	—	—	5	34	—	100
Balance at September 30, 2016	$5,304	$6,515	$636	$1,605	$793	$979	$15,832

Balance at June 30, 2015	$6,553	$3,450	$572	$1,239	$1,193	$1,111	$14,118

Provision (credit) for loan losses	(185)	542	(13)	127	198	(344)	325
Charge-offs	(302)	—	—	—	(290)	—	(592)
Recoveries	113	—	—	—	39	—	152
Balance at September 30, 2015	$6,179	$3,992	$559	$1,366	$1,140	$767	$14,003

	At September 30, 2016
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Loans:
Impaired loans	$45,581	$—	$134	$3,003	$—	$—	$48,718
Non-impaired loans	728,823	450,945	40,304	85,715	555,874	—	1,861,661
Total loans	$774,404	$450,945	$40,438	$88,718	$555,874	$—	$1,910,379
Allowance for loan losses:
Impaired loans	$1,914	$—	$—	$372	$—	$—	$2,286
Non-impaired loans	3,390	6,515	636	1,233	793	979	13,546
Total allowance for loan losses	$5,304	$6,515	$636	$1,605	$793	$979	$15,832

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	At December 31, 2015
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Loans:
Impaired loans	$53,452	$483	$136	$554	$—	$—	$54,625
Non-impaired loans	756,891	264,999	35,694	69,918	548,944	—	1,676,446
Total loans	$810,343	$265,482	$35,830	$70,472	$548,944	$—	$1,731,071
Allowance for loan losses:
Impaired loans	$1,977	$13	$—	$204	$—	$—	$2,194
Non-impaired loans	3,839	4,352	581	1,250	830	654	11,506
Total allowance for loan losses	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

The following is a summary of past due and non-accrual loans at September 30, 2016 and December 31, 2015:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
September 30, 2016
Residential real estate:
One- to four-family	$764	$2,649	$7,971	$11,384	$18,959
Second mortgages and equity lines of credit	131	151	611	893	1,592
Commercial real estate	—	—	—	—	—
Construction	—	—	134	134	134
Commercial	—	—	2,466	2,466	3,005
Consumer:
Auto	47	16	210	273	289
Personal	2	5	20	27	26

Total	$944	$2,821	$11,412	$15,177	$24,005

December 31, 2015
Residential real estate:
One- to four-family	$5,779	$419	$9,978	$16,176	$25,841
Second mortgages and equity lines of credit	610	164	844	1,618	2,386
Commercial real estate	—	—	173	173	173
Construction	—	—	136	136	136
Commercial	18	—	—	18	558
Consumer:
Auto	2,156	358	140	2,654	263
Personal	116	27	53	196	70

Total	$8,679	$968	$11,324	$20,971	$29,427

At September 30, 2016 and December 31, 2015, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
Impaired loans without a valuation allowance:
Residential	$17,578	$18,628	$—	$23,600	$25,327	$—
Commercial real estate	—	—	—	173	301	—
Construction	134	134	—	136	136	—
Commercial	451	584	—	62	62	—

Total	$18,163	$19,346	$—	$23,971	$25,826	$—

Impaired loans with a valuation allowance:
Residential	$28,003	$29,175	$1,914	$29,852	$30,836	$1,977
Commercial real estate	—	—	—	310	310	13
Commercial	2,552	2,552	372	492	492	204

Total	$30,555	$31,727	$2,286	$30,654	$31,638	$2,194

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)

Residential	$47,480	$616	$284	$54,279	$721	$386
Commercial real estate	—	—	—	—	—	—
Construction	134	—	—	102	4	4
Commercial	3,033	10	10	1,119	11	11

Total	$50,647	$626	$294	$55,500	$736	$401

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(In thousands)

Residential	$49,517	$2,021	$1,029	$55,570	$2,104	$1,127
Commercial real estate	242	—	—	756	34	34
Construction	135	7	7	68	9	9
Commercial	1,779	54	54	1,230	39	39

Total	$51,673	$2,082	$1,090	$57,624	$2,186	$1,209

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three and nine months ended September 30, 2016 and 2015, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table sets forth trouble debt restructurings during the nine months ended September 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(In thousands)

Residential	2	$196	$232

There were no TDRs for the three months ended September 30, 2016 and 2015 or the nine months ended September 30, 2015.

The recorded investment of troubled debt restructurings was $31,776,000 and $35,312,000 at September 30, 2016 and 2015, respectively.  Of these loans, $6,753,000 and $9,804,000 were nonaccruing at September 30, 2016 and 2015, respectively.

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

	Number of	Recorded
	Contracts	Investment
Nine Months Ended September 30,		(In thousands)
2016
Residential	1	$107

2015
Residential	3	$582

Mortgage loans in the process of foreclosure totaled $4,416,000 and $6,546,000 at September 30, 2016 and December 31, 2015, respectively, and are reported in loans on the Consolidated Balance Sheets.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following table presents the Company’s loans by risk rating at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(In thousands)

Loans rated 1 - 6	$447,292	$85,715	$27,590	$260,983	$66,072	$25,761
Loans rated 7	—	—	—	—	3,362	—
Loans rated 8	—	2,616	—	—	645	—
Loans rated 9	—	387	—	—	393	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	3,653	—	12,848	4,499	—	10,069

	$450,945	$88,718	$40,438	$265,482	$70,472	$35,830

4.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1.64 billion and $1.24 billion as of September 30, 2016 and December 31, 2015, respectively.

Effective January 1, 2015, the Company elected to account for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At September 30, 2016 and December 2015, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	2016	2015
Prepayment speed	13.57%	9.90%
Discount rate	9.26	9.10
Default rate	1.68	1.40

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following summarizes changes to mortgage servicing rights for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

Balance, beginning of period (2016 at fair value)	$12,958	$2,168
Change in accounting - fair value election	—	2,726
Additions from acquisition of MMC	—	5,116
Additions from loans sold with servicing retained	6,676	1,754
Changes in fair value due to :
Reductions from loans paid off during the period	(1,229)	(518)
Changes in valuation inputs or assumptions	(2,871)	(498)
Balance, end of period	$15,534	$10,748

For the three months ended September 30, 2016 and 2015, contractually specified servicing fees included in other mortgage banking income amounted to $1,110,000 and $662,000, respectively.  For the nine months ended September 30, 2016 and 2015, contractually specified servicing fees included in other mortgage banking income amounted to $2,869,000 and $1,312,000, respectively.

5.DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)

NOW and demand deposit accounts	$358,628	$320,717
Regular savings and club accounts	317,197	295,533
Money market deposit accounts	596,377	612,370
Total non-certificate accounts	1,272,202	1,228,620

Term certificate accounts greater than or equal to $250,000	70,282	81,969
Term certificate accounts less than $250,000	372,191	380,623
Brokered deposits	20,236	—
Total certificate accounts	462,709	462,592

Total deposits	$1,734,911	$1,691,212

A summary of certificate accounts by maturity at September 30, 2016 is as follows:

		Weighted
		Average
	Amount	Rate
	(Dollars in thousands)

Within 1 year	$251,403	0.89%
Over 1 year to 2 years	129,853	1.39
Over 2 years to 3 years	44,550	1.52
Over 3 years to 4 years	20,632	1.67
Over 4 years to 5 years	16,271	1.46

	$462,709	1.14%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.BORROWED FUNDS

Borrowed funds at September 30, 2016 and December 31, 2015 consist of FHLB advances and are summarized by maturity and call date below:

	September 30, 2016			December 31, 2015
			Weighted			Weighted
	Scheduled	Redeemable	Average	Scheduled	Redeemable	Average
	Maturity	at Call Date (1)	Rate (2)	Maturity	at Call Date (1)	Rate (2)
	(Dollars in thousands)
Year ending December 31:

2016	$50,000	$65,000	0.46%	$45,000	$60,000	1.51%
2017	40,000	25,000	4.22	69,500	54,500	3.13
2018	50,000	50,000	1.65	50,000	50,000	1.65
2019	35,000	35,000	1.68	35,000	35,000	1.68
2020	50,000	50,000	1.84	50,000	50,000	1.84
2021 and thereafter*	20,120	20,120	1.80	98	98	3.75

	$245,120	$245,120	1.88%	$249,598	$249,598	2.08%

* Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rate based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 79% of the carrying value of first mortgage loans on residential property and 94% of the fair value of government-sponsored enterprises and mortgage-backed securities obligations.

The Company also has an available line of credit with the Federal Reserve Bank secured by 72% of the carrying value of indirect auto loans with an amortized balance amounting to $225,091,000 and $288,016,000, respectively, of which no amount was outstanding at September 30, 2016 and December 31, 2015, respectively.

7.INCOME TAXES

Income Tax Provision

For the three and nine months ended September 30, 2016, the Company recorded an expense of $1,900,000 and $1,213,000, respectively, representing an effective tax rate of 34.83% and 28.82%, respectively.  For the three and nine months ended September 30, 2015, the tax provision expense was $1,165,000 and $1,699,000, respectively, representing an effective tax rate of 34.18% and 28.68%, respectively.  The increase in the effective tax rate in 2016 is due primarily to the effect of higher projected pre-tax income while maintaining the same level of tax-advantaged income, such as bank-owned life insurance and tax-exempt municipal bonds.

Deferred Tax Liability

At September 30, 2016, the Company reported a net deferred tax liability of $696,000, compared to a $989,000 liability as of December 31, 2015. The contribution to the charitable foundation in June 2016 created a deferred tax asset of $1,507,000.  Increases in offsetting components of deferred tax include a $2,032,000 liability for derivatives and $750,000 for allowance for loan losses.

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

The following off-balance sheet financial instruments were outstanding at September 30, 2016 and December 31, 2015.  The contract amounts represent credit risk.

	September 30,	December 31,
	2016	2015
	(In thousands)

Commitments to grant loans	$98,891	$62,445
Unadvanced funds on home equity lines of credit	82,521	82,881
Unadvanced funds on revolving lines of credit	47,859	42,488
Unadvanced funds on construction loans	48,174	29,809

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

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at September 30, 2016 and December 31, 2015.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $7,316,000 are pledged to secure the Company’s liability for the offsetting interest rate swaps.  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

The following tables present the fair values of derivative instruments in the consolidated balance sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(In thousands)
September 30, 2016:
Derivative loan commitments	$193,298	Other assets	$3,759	Other liabilities	$—
Forward loan sale commitments	277,195	Other assets	—	Other liabilities	963
Interest rate swaps	263,271	Other assets	4,261	Other liabilities	4,261
Total derivatives not designated as hedging instruments			$8,020		$5,224

December 31, 2015:
Derivative loan commitments	$109,610	Other assets	$1,432	Other liabilities	$—
Forward loan sale commitments	123,619	Other assets	229	Other liabilities	89
Interest rate swaps	63,789	Other assets	1,226	Other liabilities	1,226
Total derivatives not designated as hedging instruments			$2,887		$1,315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents information pertaining to the Company’s derivative instruments on the consolidated statements of net income:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
	Location of Gain (Loss)	Amount of Gain (Loss)		Amount of Gain (Loss)
		(In thousands)		(In thousands)
Derivative loan commitments	Mortgage banking income	$(649)	$928	$2,442	$950
Forward loan sale commitments	Mortgage banking income	1,205	(1,851)	(1,218)	(1,766)
Interest rate swaps	Other income	—	—	—	3
Total		$556	$(923)	$1,224	$(813)

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

As of September 30, 2016, there were 1,157,508 unallocated shares held by the ESOP and 29,680 committed to be allocated.  The fair value of unallocated shares was approximately $18,242,000 at September 30, 2016.  Total compensation expense recognized in connection with the ESOP was $409,000 for the three and nine month periods ended September 30, 2016.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The FDIC has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above.  Under the FDIC’s revised rules, which became effective January 1, 2015, an insured state nonmember bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  In addition, because the Bank obtained FDIC deposit insurance in 2013, it was treated as a de novo institution and was required by the FDIC to maintain a leverage ratio of not less than 8.0% for the first seven years of operation following the effectiveness of its deposit insurance.  The Bank received notification from the FDIC that its status as a newly insured institution and the applicability of these enhanced regulatory requirements terminated on July 1, 2016.

The Company’s regulatory capital ratios as of September 30, 2016 and the Bank’s regulatory capital ratios as of September 3016 and December 31, 2015 are presented in the table below.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum		Corrective Action
	Actual		Capital Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
HarborOne Bancorp, Inc.
September 30, 2016
Common equity Tier 1 capital to risk-weighted assets	$313,694	16.5%	$85,412	4.5%	NA	NA
Tier 1 capital to risk-weighted assets	313,694	16.5	113,882	6.0	NA	NA
Total capital to risk-weighted assets	329,526	17.4	151,843	8.0	NA	NA
Tier 1 capital to average assets	313,694	13.7	91,520	4.0	NA	NA

HarborOne Bank
September 30, 2016
Common equity Tier 1 capital to risk-weighted assets	$231,817	12.2%	$85,383	4.5%	$123,330	6.5%
Tier 1 capital to risk-weighted assets	231,817	12.2	113,843	6.0	151,791	8.0
Total capital to risk-weighted assets	247,649	13.1	151,791	8.0	189,739	10.0
Tier 1 capital to average assets	231,817	10.1	91,469	4.0	114,336	5.0

December 31, 2015
Common equity Tier 1 capital to risk-weighted assets	$177,809	10.8%	$73,809	4.5%	$106,613	6.5%
Tier 1 capital to risk-weighted assets	177,809	10.8	98,412	6.0	131,216	8.0
Total capital to risk-weighted assets	191,509	11.7	131,216	8.0	164,020	10.0
Tier 1 capital to average assets	177,809	8.3	171,330	8.0	171,330	8.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

12.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in retained earnings, are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain	$2,060	$212
Related tax effect	(718)	(73)
Net-of-tax amount	1,342	139

Directors' retirement plan:
Prior service cost	(1,039)	(1,215)
Related tax effect	415	484
Net-of-tax amount	(624)	(731)

Total accumulated other comprehensive income (loss)	$718	$(592)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015

	Unrealized Gains			Unrealized Gains
	and Losses on	Director's		and Losses on	Director's
	Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total
	(In thousands)			(In thousands)

Balance at beginning of period	$1,671	$(660)	$1,011	$340	$(669)	$(329)

Other comprehensive income before reclassifications	(504)	—	(504)	1,093	—	1,093
Amounts reclassified from accumulated other comprehensive income	—	59	59	(1)	69	68
Net current period other comprehensive income	(504)	59	(445)	1,092	69	1,161

Related tax effect	175	(23)	152	(359)	(20)	(379)

Balance at end of period	$1,342	$(624)	$718	$1,073	$(620)	$453

	Nine Months Ended September 30,
	2016			2015

	Unrealized Gains			Unrealized Gains
	and Losses on	Director's		and Losses on	Director's
	Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total
	(In thousands)			(In thousands)

Balance at beginning of period	$139	$(731)	$(592)	$370	$(787)	$(417)

Other comprehensive income before reclassifications	2,131	—	2,131	1,341	—	1,341
Amounts reclassified from accumulated other comprehensive income	(283)	176	(107)	(295)	227	(68)
Net current period other comprehensive income	1,848	176	2,024	1,046	227	1,273

Related tax effect	(645)	(69)	(714)	(343)	(60)	(403)

Balance at end of period	$1,342	$(624)	$718	$1,073	$(620)	$453

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Mortgage loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At September 30, 2016 and December 31, 2015, there were no mortgage loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2016	2015
	(In thousands)
Mortgage loans held for sale, fair value	$114,054	$63,797
Mortgage loans held for sale, contractual principal outstanding	109,582	61,701
Fair value less unpaid principal	$4,472	$2,096

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   At September 30, 2016 and December 31, 2015, the weighted average pull-through rate for derivative loan commitments was 83% and 85%, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
September 30, 2016
Assets

U.S. government and government-sponsored enterprise obligations	$—	$10,039	$—	$10,039
U.S. government-sponsored residential mortgage-backed securities	—	39,677	—	39,677
U.S. government-sponsored collateralized mortgage obligations	—	42,340	—	42,340
SBA asset-backed securities	—	23,341	—	23,341
Mortgage loans held for sale	—	114,054	—	114,054
Mortgage servicing rights	—	15,534	—	15,534
Derivative loan commitments	—	—	3,759	3,759
Interest rate swaps	—	4,261	—	4,261
	$—	$249,246	$3,759	$253,005
Liabilities

Forward loan sale commitments	$—	$—	$963	$963
Interest rate swaps	—	4,261	—	4,261
	$—	$4,261	$963	$5,224

December 31, 2015
Assets

U.S. government and government-sponsored enterprise obligations	$—	$4,967	$—	$4,967
U.S. government-sponsored residential mortgage-backed securities	—	46,616	—	46,616
U.S. government-sponsored collateralized mortgage obligations	—	46,470	—	46,470
SBA asset-backed securities	—	30,488	—	30,488
Mortgage loans held for sale	—	63,797	—	63,797
Mortgage servicing rights	—	12,958	—	12,958
Derivative loan commitments	—	—	1,432	1,432
Forward loan sale commitments	—	—	229	229
Interest rate swaps	—	1,226	—	1,226
	$—	$206,522	$1,661	$208,183
Liabilities

Forward loan sale commitments	$—	$—	$89	$89
Interest rate swaps	—	1,226	—	1,226
	$—	$1,226	$89	$1,315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and nine months ended September 30, 2016 and 2015, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Assets: Derivative and Forward Loan Sale Commitments, Net:

Balance at beginning of period	$4,381	$166	$1,661	$67

Total gains (losses) included in net income (1)	(622)	1,359	2,098	1,458

Balance as of period end	$3,759	$1,525	$3,759	$1,525

Changes in unrealized (losses) gains relating to instruments at period end	$3,759	$1,525	$3,759	$1,525

Liabilities: Derivative and Forward Loan Sale Commitments, Net:

Balance at beginning of period	$(2,141)	$(36)	$(89)	$(44)

Total gains (losses) included in net income (1)	1,178	(52)	(874)	(44)

Balance as of period end	$(963)	$(88)	$(963)	$(88)

Changes in unrealized (losses) gains relating to instruments at period end	$(963)	$(88)	$(963)	$(88)

(1) Included in mortgage banking income on the unaudited interim Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$4,258	$—	$—	$3,988
Other real estate owned and repossessed assets	—	—	1,987	—	—	2,347

	$—	$—	$6,245	$—	$—	$6,335

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2016 and December 31, 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Impaired loans	$492	$194	$821	$202
Other real estate owned and repossessed assets	78	17	238	147

	$570	$211	$1,059	$349

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

	September 30, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$19,255	$19,255	$—	$—	$19,255
Securities available for sale	115,397	—	115,397	—	115,397
Securities held to maturity	49,213	—	51,552	—	51,552
Federal Home Loan Bank stock	15,255	—	—	15,255	15,255
Mortgage loans held for sale	114,054	—	114,054	—	114,054
Loans, net	1,904,883	—	—	1,941,497	1,941,497
Retirement plan annuities	11,932	—	—	11,932	11,932
Mortgage servicing rights	15,534	—	15,534	—	15,534
Accrued interest receivable	4,926	—	4,926	—	4,926

Financial liabilities:
Deposits	1,734,911	—	—	1,719,577	1,719,577
Borrowed funds	245,120	—	248,534	—	248,534
Mortgagors' escrow accounts	5,343	—	—	5,343	5,343
Accrued interest payable	484	—	484	—	484

Derivative loan commitments:
Assets	3,759	—	—	3,759	3,759

Interest rate swap agreements:
Assets	4,261	—	4,261	—	4,261
Liabilities	4,261	—	4,261	—	4,261

Forward loan sale commitments:
Liabilities	963	—	—	963	963

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial assets:
Cash and cash equivalents	$40,652	$40,652	$—	$—	$40,652
Securities available for sale	128,541	—	128,541	—	128,541
Securities held to maturity	63,579	—	65,206	—	65,206
Federal Home Loan Bank stock	18,735	—	—	18,735	18,735
Mortgage loans held for sale	63,797	—	63,797	—	63,797
Loans, net	1,729,388	—	—	1,754,997	1,754,997
Retirement plan annuities	11,608	—	—	11,608	11,608
Mortgage servicing rights	12,958	—	12,958	—	12,958
Accrued interest receivable	4,920	—	4,920	—	4,920

Financial liabilities:
Deposits	1,691,212	—	—	1,695,731	1,695,731
Borrowed funds	249,598	—	251,812	—	251,812
Mortgagors' escrow accounts	4,486	—	—	4,486	4,486
Accrued interest payable	546	—	546	—	546

Derivative loan commitments:
Assets	1,432	—	—	1,432	1,432

Interest rate swap agreements:
Assets	1,226	—	1,226	—	1,226
Liabilities	1,226	—	1,226	—	1,226

Forward loan sale commitments:
Assets	229	—	—	229	229
Liabilities	89	—	—	89	89

14.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations.  There were no potentially dilutive common stock equivalents as of September 30, 2016.

Three Months Ended
September 30, 2016

Net income applicable to common stock (in thousands)	$3,552

Average number of common shares outstanding	32,120,880
Less: Average unallocated ESOP shares	(1,177,072)
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	30,943,808
Earnings per common share, basic and dilutive	$0.11

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.SEGMENT REPORTING

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2016 and 2015 and for the three and nine months then ended are presented in the tables below.  Merrimack Mortgage was acquired in July 2015.

	Three Months Ended September 30, 2016
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp	Eliminations	Consolidated
	(In thousands)
Net interest and dividend income	$15,302	$600	$—	$—	$15,902
Provision for loan losses	1,710	—	—	—	1,710
Net interest income, after provision for loan losses	13,592	600	—	—	14,192
Mortgage banking income:
Changes in mortgage servicing rights fair value	155	196	—	—	351
Other	1,255	15,175	—	—	16,430
Total mortgage banking income	1,410	15,371	—	—	16,781
Other noninterest income	4,077	11	—	—	4,088
Total noninterest income	5,487	15,382	—	—	20,869
Noninterest expense	16,594	12,937	78	—	29,609
Income (loss) before income taxes	2,485	3,045	(78)	—	5,452
Provision (benefit) for income taxes	739	1,219	(58)	—	1,900
Net income (loss)	$1,746	$1,826	$(20)	$—	$3,552

	Nine Months Ended September 30, 2016
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp	Eliminations	Consolidated
	(In thousands)
Net interest and dividend income	$43,078	$1,362	$—	$—	$44,440
Provision for loan losses	2,716	—	—	—	2,716
Net interest income, after provision for loan losses	40,362	1,362	—	—	41,724
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,227)	(2,873)	—	—	(4,100)
Other	3,410	36,111	—	—	39,521
Total mortgage banking income	2,183	33,238	—	—	35,421
Other noninterest income	12,386	12	—	—	12,398
Total noninterest income	14,569	33,250	—	—	47,819
Noninterest expense	50,173	30,264	4,898	—	85,335
Income (loss) before income taxes	4,758	4,348	(4,898)	—	4,208
Provision (benefit) for income taxes	1,456	1,740	(1,983)	—	1,213
Net income (loss)	$3,302	$2,608	$(2,915)	$—	$2,995

Total assets	$2,340,199	$140,152	$325,915	$(459,133)	$2,347,133
Goodwill	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2015
	HarborOne	Merrimack
	Bank	Mortgage	Eliminations	Consolidated
	(In thousands)
Net interest and dividend income	$13,303	$584	$—	$13,887
Provision for loan losses	325	—	—	325
Net interest income, after provision for loan losses	12,978	584	—	13,562
Mortgage banking income:
Changes in mortgage servicing rights fair value	(315)	(362)	—	(677)
Other	758	9,906	—	10,664
Total mortgage banking income	443	9,544	—	9,987
Other noninterest income	3,872	94	—	3,966
Total noninterest income	4,315	9,638	—	13,953
Noninterest expense	15,204	8,902	—	24,106
Income (loss) before income taxes	2,089	1,320	—	3,409
Provision (benefit) for income taxes	637	528	—	1,165
Net income (loss)	$1,452	$792	$—	$2,244

	Nine Months Ended September 30, 2015

	HarborOne	Merrimack
	Bank	Mortgage (1)	Eliminations	Consolidated
	(In thousands)
Net interest and dividend income	$37,752	$584	$—	$38,336
Provision for loan losses	1,242	—	—	1,242
Net interest income, after provision for loan losses	36,510	584	—	37,094
Mortgage banking income:
Changes in mortgage servicing rights fair value	(654)	(362)	—	(1,016)
Other	2,023	9,906	—	11,929
Total mortgage banking income	1,369	9,544	—	10,913
Other noninterest income	11,396	94	—	11,490
Total noninterest income	12,765	9,638	—	22,403
Noninterest expense	44,671	8,902	—	53,573
Income (loss) before income taxes	4,604	1,320	—	5,924
Provision (benefit) for income taxes	1,171	528	—	1,699
Net income (loss)	$3,433	$792	$—	$4,225

Total assets	$2,181,887	$90,561	$(87,191)	$2,185,257
Goodwill	$3,186	$7,828	$—	$11,014

(1) Amounts reported for the Merrimack Mortgage segment are for the three months ended September 30, 2015, as the mortgage company was acquired on July 1, 2015.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2016, and our results of operations for the three and nine months ended September 30, 2016 and 2015. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets.    Total assets increased $184.0 million, or 8.51%, to $2.35 billion at September 30, 2016 from $2.16 billion at December 31, 2015 as we continued our commercial loan growth strategy.  Additionally, on June 29, 2016, the Company completed a mutual to stock conversion.  Net proceeds from the initial public offering (“IPO”) were $140.5 million.

Cash and Cash Equivalents.    Cash and cash equivalents decreased $21.4 million to $19.3 million at September 30, 2016 from $40.7 million at December 31, 2015, as excess cash and increased deposits were redeployed into commercial loans.

Loans Held for Sale.    Loans held for sale at September 30, 2016 were $114.1 million, an increase of $50.3 million from $63.8 million at December 31, 2015, primarily due to ongoing mortgage refinance and origination activity. Of the loans held for sale at September 30, 2016, $102.6 million were originated by Merrimack Mortgage and $11.5 million were originated by the Bank.

Loans, net.    At September 30, 2016, net loans were $1.90 billion, an increase of $175.5 million, or 10.15%, from $1.73 billion at December 31, 2015, primarily due to an increase in the Bank’s commercial real estate, construction and auto loan originations, partially offset by a decrease in residential first and second mortgage loans. Total commercial real estate and commercial loans at September 30, 2016 were $539.7 million, an increase of $203.7 million, or 60.64%, from $336.0 million at December 31, 2015, reflecting the execution of our business strategy to increase commercial lending. Consumer loans increased $6.9 million, or 1.26%, including the sale of $10.0 million of indirect auto loans. Construction loans increased $4.6 million, or 12.86%, in the same period, primarily due to commercial construction loan originations. Our residential portfolio decreased by $35.9 million, or 4.44%, for the same period primarily due to sales of $29.4 million, with servicing retained by the Company. The allowance for loan losses was $15.8 million at September 30, 2016 and $13.7 million December 31, 2015.

The following table provides the composition of our loan portfolio at the dates indicated:

	At September 30, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$679,698	35.6%	$710,969	41.1%
Second mortgages and equity lines of credit	94,706	5.0	99,374	5.7
Commercial real estate	450,945	23.6	265,482	15.3
Construction	40,438	2.1	35,830	2.1
	1,265,787	66.3	1,111,655	64.2
Commercial	88,718	4.6	70,472	4.1
Consumer:
Auto	539,865	28.3	532,071	30.7
Personal	16,009	0.8	16,873	1.0
Total consumer	555,874	29.1	548,944	31.7
Total Loans	1,910,379	100.0%	1,731,071	100.0%
Allowance for loan losses	(15,832)		(13,700)
Net deferred loan origination costs	10,336		12,017
Loans, net	$1,904,883		$1,729,388

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at September 30, 2016 were $164.6 million, a decrease of $27.5 million, or 14.32%, from December 31, 2015. The sale of $8.5 million of securities as well as $35.0 million in prepayments, calls and amortization were only partially offset by $14.2 million in securities purchases. The decline in investments reflects our continued strategy to change the composition of our balance sheet to higher yielding loans.  The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$9,983	$10,039	$5,000	$4,967
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	80,648	82,017	93,071	93,086
SBA asset-backed securities	22,706	23,341	30,258	30,488
Total securities available for sale	$113,337	$115,397	$128,329	$128,541

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	$—	$9,954	$9,940
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	24,104	24,719	27,594	27,563
Other bonds and obligations:
State and political subdivisions	25,109	26,833	26,031	27,703
Total securities held to maturity	$49,213	$51,552	$63,579	$65,206

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2016, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.64 billion. Total mortgage servicing rights were $15.5 million at September 30, 2016, compared to $13.0 million at December 31, 2015. The $2.6 million increase was primarily due to new loan servicing rights added to the portfolio partially offset by a combination of changes in market interest rates and loan repayments.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance, beginning of period	$12,688	$4,795	$12,958	$2,168
Change in accounting fair value election	—	—	—	2,726
Additions from acquisition of MMC	—	5,116	—	5,116
Additions from loans sold with servicing retained	2,495	1,514	6,676	1,754
Changes in fair value due to:
Reductions from loans paid off during the period	(563)	(208)	(1,229)	(518)
Changes due to valuation inputs or assumptions	914	(469)	(2,871)	(498)
Balance, end of period	$15,534	$10,748	$15,534	$10,748

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Prepayment speed	13.57%	9.90%
Discount rate	9.26	9.10
Default rate	1.68	1.40

Prepayment speeds are significantly impacted by mortgage rates. Decreasing mortgage rates normally encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the mortgage servicing rights, thereby reducing the value of mortgage servicing rights.

Management has made the strategic decision not to hedge mortgage servicing assets at this point. Therefore, any future declines in interest rates would likely cause further decreases in the fair value of the mortgage servicing rights, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of mortgage servicing rights by selling them or selling loans with the servicing released.

Deposits.    Deposits increased $43.7 million, or 2.58%, to $1.73 billion at September 30, 2016 from $1.69 billion at December 31, 2015. The growth in deposits was driven by an increase of $37.9 million in checking account deposits, $21.7 million in savings account deposits and $116,000 in certificates of deposits partially offset by a decline of $16.0 million in money market deposits that includes an increase in consumer accounts of $46.4 million offset by a decrease of $59.1 million in municipal funds. During the nine months ended September 30, 2016, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.  Additionally, we established brokered certificates of deposit to provide another avenue of funding.

Borrowings. Total borrowings from the FHLB were $245.1 million at September 30, 2016, a decrease of $4.5 million from $249.6 million at December 31, 2015. The decrease reflects $74.5 million in prepayment of FHLB borrowings at a weighted average cost of 1.57% for a prepayment penalty of $400,000 that occurred in the second quarter to ensure compliance with the de novo capital requirement of 8.0%. The decrease was partially offset by a first quarter five-year term $20.0 million FHLB borrowing to fund commercial loan growth and $50 million of short term borrowing.

Stockholders’ equity. Total stockholders’ equity was $327.9 million at September 30, 2016 compared to $190.7 million at December 31, 2015. The increases from the prior period reflect the Company’s mutual to stock conversion that was completed on June 29, 2016.  As part of the conversion, the Company established an ESOP which acquired 8% of the shares issued in the conversion, including shares contributed to the Foundation. The $11.6 million related to the ESOP is shown as a reduction to stockholders’ equity on the consolidated balance sheets.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Overview.   Consolidated net income for the three and nine months ended September 30, 2016 was $3.6 million and $3.0 million, respectively, compared to net income of $2.2 million and $4.2 million for the three and nine months ended September 30, 2015.  The year to date 2016 results include a one-time, pre-tax contribution of $4.8 million to establish the Foundation.  Excluding this non-recurring expense, net income would have been $5.9 million for the nine months ended September 30, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for HarborOne Bank (excluding Merrimack Mortgage) for the three and nine months ended September 30, 2016 and 2015, the increase or decrease in those results, and the results of operations for Merrimack Mortgage for the three and nine months ended September 30, 2016.

									HarborOne
	HarborOne Bank				Merrimack Mortgage				Bancorp
									Three
	Three Months Ended				Three Months Ended				Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)		September 30,
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent	2016
	(Dollars in thousands)
Net interest and dividend income	$15,302	$13,303	$1,999	15.0%	$600	$584	$16	2.7%	$—
Provision for loan losses	1,710	325	1,385	426.2	—	—	—	—	—
Net interest income, after provision for loan losses	13,592	12,978	614	4.7	600	584	16	2.7	—
Mortgage banking income:
Changes in mortgage servicing rights fair value	155	(315)	470	303.2	196	(362)	558	284.7	—
Other	1,255	758	497	65.6	15,175	9,906	5,269	53.2	—
Total mortgage banking income	1,410	443	967	218.3	15,371	9,544	5,827	61.1	—
Other noninterest income	4,077	3,872	205	5.3	11	94	(83)	(88.3)	—
Total noninterest income	5,487	4,315	1,172	27.2	15,382	9,638	5,744	59.6	—
Noninterest expense	16,594	15,204	1,390	9.1	12,937	8,902	4,035	45.3	78
Income before income taxes	2,485	2,089	396	19.0	3,045	1,320	1,725	130.7	(78)
Provision for income taxes	739	637	102	16.0	1,219	528	691	130.9	(58)
Net income	$1,746	$1,452	$294	20.2%	$1,826	$792	$1,034	130.6%	$(20)

									HarborOne
	HarborOne Bank				Merrimack Mortgage (1)				Bancorp
									Nine
	Nine Months Ended				Nine Months Ended				Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)		September 30,
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent	2016
	(Dollars in thousands)
Net interest and dividend income	$43,078	$37,752	$5,326	14.1%	$1,362	$584	$778	133.2%	$—
Provision for loan losses	2,716	1,242	1,474	118.7	—	—	—	—	—
Net interest income, after provision for loan losses	40,362	36,510	3,852	10.6	1,362	584	778	133.2	—
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,227)	(654)	(573)	87.6	(2,873)	(362)	(2,511)	693.6	—
Other	3,410	2,023	1,387	68.6	36,111	9,906	26,205	264.5	—
Total mortgage banking income	2,183	1,369	814	59.5	33,238	9,544	23,694	248.3	—
Other noninterest income	12,386	11,396	990	8.7	12	94	(82)	(87.2)	—
Total noninterest income	14,569	12,765	1,804	14.1	33,250	9,638	23,612	245.0	—
Noninterest expense	50,173	44,671	5,502	12.3	30,264	8,902	21,362	240.0	4,898
Income before income taxes	4,758	4,604	154	3.3	4,348	1,320	3,028	229.4	(4,898)
Provision for income taxes	1,456	1,171	285	24.3	1,740	528	1,212	229.5	(1,983)
Net income	$3,302	$3,433	$(131)	(3.8)%	$2,608	$792	$1,816	229.3%	$(2,915)

(1) Amounts reported for the Merrimack Mortgage segment for 2015 are for the three months ended September 30, 2015, as the mortgage company was acquired on July 1, 2015.

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

	Three Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,983,249	$18,010	3.61%	$1,831,438	$16,293	3.53%
Investment securities (2)	181,112	1,223	2.69	231,705	1,466	2.51
Other interest-earning assets	3,734	6	0.61	15,050	10	0.25
Total interest-earning assets	2,168,095	19,239	3.53	2,078,193	17,769	3.39
Noninterest-earning assets	130,498			113,506
Total assets	$2,298,593			$2,191,699
Interest-bearing liabilities:
Savings accounts	$319,202	139	0.17	$288,707	125	0.17
NOW accounts	120,704	19	0.06	111,581	17	0.06
Money market accounts	612,761	685	0.44	608,440	675	0.44
Certificates of deposit	434,519	1,246	1.14	486,132	1,403	1.15
Brokered deposit	549	3	2.17	—	—	—
Total interest-bearing deposits	1,487,735	2,092	0.56	1,494,860	2,220	0.59
FHLB advances	232,587	1,168	2.00	313,470	1,583	2.00
Total interest-bearing liabilities	1,720,322	3,260	0.75	1,808,330	3,803	0.83
Noninterest-bearing liabilities:
Noninterest-bearing deposits	217,930			172,097
Other noninterest-bearing liabilities	32,888			21,606
Total liabilities	1,971,140			2,002,033
Total equity	327,453			189,666
Total liabilities and equity	$2,298,593			$2,191,699
Tax equivalent net interest income		15,979			13,966
Tax equivalent interest rate spread (3)			2.78%			2.56%
Less:tax equivalent adjustment		77			79
Net interest income as reported		$15,902			$13,887
Net interest-earning assets (4)	$447,773			$269,863
Net interest margin (5)			2.92%			2.65%
Tax equivalent effect			0.01			0.02
Net interest margin on a fully tax equivalent basis			2.93%			2.67%
Ratio of interest-earning assets to interest-bearing liabilities	126.03%			114.92%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments for the quarters presented were 2.52% and 2.37%, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2016			2015
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,889,578	$50,987	3.60%	$1,729,293	$45,338	3.51%
Investment securities (2)	191,371	3,829	2.67	234,605	4,184	2.38
Other interest-earning assets	32,298	125	0.51	39,523	76	0.26
Total interest-earning assets	2,113,247	54,941	3.47	2,003,421	49,598	3.31
Noninterest-earning assets	127,996			107,860
Total assets	$2,241,243			$2,111,281
Interest-bearing liabilities:
Savings accounts	$312,672	407	0.17	$284,747	366	0.17
NOW accounts	119,495	56	0.06	108,226	52	0.06
Money market accounts	628,669	2,112	0.45	538,450	1,719	0.43
Certificates of deposit	446,624	3,849	1.15	498,809	4,362	1.17
Brokered deposit	184	3	2.18	—	—	—
Total interest-bearing deposits	1,507,644	6,427	0.57	1,430,232	6,499	0.61
FHLB advances	245,693	3,840	2.09	310,007	4,525	1.95
Total interest-bearing liabilities	1,753,337	10,267	0.78	1,740,239	11,024	0.85
Noninterest-bearing liabilities:
Noninterest-bearing deposits	218,960			164,919
Other noninterest-bearing liabilities	29,451			17,889
Total liabilities	2,001,748			1,923,047
Total equity	239,495			188,234
Total liabilities and equity	$2,241,243			$2,111,281
Tax equivalent net interest income		44,674			38,574
Tax equivalent interest rate spread (3)			2.69%			2.46%
Less:tax equivalent adjustment		234			238
Net interest income as reported		$44,440			$38,336
Net interest-earning assets (4)	$359,910			$263,182
Net interest margin (5)			2.81%			2.56%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis			2.82%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities	120.53%			115.12%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments was 2.51% and 2.25% for the nine months ended September 30, 2016 and  2015, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 v. 2015			2016 v. 2015
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,334	$383	$1,717	$4,131	$1,518	$5,649
Investment securities	(296)	53	(243)	(718)	363	(355)
Other interest-earning assets	395	(399)	(4)	1,298	(1,249)	49
Total interest-earning assets	1,433	37	1,470	4,711	632	5,343
Interest-bearing liabilities:
Savings accounts	12	2	14	29	12	41
NOW accounts	1	1	2	4	—	4
Money market accounts	3	7	10	281	112	393
Certificates of deposit	(134)	(20)	(154)	(434)	(76)	(510)
Total interest-bearing deposits	(118)	(10)	(128)	(120)	48	(72)
FHLB advances	(399)	(16)	(415)	(887)	202	(685)
Total interest-bearing liabilities	(517)	(26)	(543)	(1,007)	250	(757)
Change in net interest income	$1,950	$63	$2,013	$5,718	$382	$6,100

Interest and Dividend Income.    Interest and dividend income increased $1.5 million, or 8.32%, to $19.2 million for the three months ended September 30, 2016, compared to $17.7 million for the three months ended September 30, 2015. The increase was primarily due to a $1.7 million, or 10.54%, increase in interest on loans and loans held for sale to $18.0 million for the three months ended September 30, 2016 from $16.3 million for the three months ended September 30, 2015. The increase in loan interest income was attributable to an 8.29% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans, which resulted in an increase in average yield of 8 basis points. Interest and dividend income on securities decreased by $242,000, or 19.67%, from $1.2 million for the three months ended September 30, 2015 to $988,000 for the three months ended September 30, 2016. The decrease in investment income for the three months ended September 30, 2016 was primarily due to a 21.84% decrease in average investments outstanding offset by an 18 basis point improvement in the yield compared to same period in 2015.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compared to the first nine months of 2015, interest and dividend income increased $5.4 million, or 10.83%, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans. Loan income increased $5.7 million to $51.0 million and average loans increased by $160.3 million from a year ago.

Interest Expense.    Interest expense decreased $543,000, or 14.28%, to $3.3 million for the three months ended September 30, 2016 from $3.8 million for the three months ended September 30, 2015. The decrease resulted from a $415,000 decrease in interest expense on borrowings and a $128,000 decrease in interest expense on interest-bearing deposits. The decrease in interest expense on borrowings reflects the lower average borrowings outstanding by $80.9 million, or 25.80%, when comparing the three months ended September 30, 2016 and 2015. The decrease in interest expense on deposits resulted from a 0.48% decrease in average balances and a 3 basis point decrease in the cost of deposits. The cost of certificates of deposit declined 1 basis point to 1.14% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and the average balance decreased 10.50%. Average money market deposits increased by $4.3 million, or 0.71%. The cost of money market deposits was 44 basis points for the September 30, 2016 and 2015 quarterly periods. The cost of savings accounts remained the same at 17 basis points in the 2016 period as in the 2015 period and the average balance increased 10.56%. The cost of NOW accounts was 6 basis points and the average balance increased 8.18% in the three month period ended September 30, 2016 compared to the same period in 2015.

Compared to the first nine months of 2015, interest expense for the nine months ended September 30, 2016 decreased $757,000, or 6.87% to $10.3 million from $11.0 million. The decrease reflects a decrease in average FHLB borrowing of 20.75%, partially offset by average deposit growth of 5.41% that was tempered by a 3 basis point decrease in cost of deposit funds. Average FHLB borrowings decreased due to the prepayment of FHLB borrowings in the second quarter of 2016.

Net Interest and Dividend Income.    Net interest and dividend income increased $2.0 million, or 14.51%, to $15.9 million for the three months ended September 30, 2016 from $13.9 million for the three months ended September 30, 2015. Growth in higher yielding commercial loans was primarily funded with deposit growth and capital provided by the IPO. The tax equivalent net interest spread increased 22 basis points to 2.78% for the three months ended September 30, 2016 from 2.56 % for the three months ended September 30, 2015, and net interest margin on a tax equivalent basis also rose by 26 basis points to 2.93% for the three months ended September 30, 2016 from 2.67% for the three months ended September 30, 2015.

Compared to the first nine months of 2015, net interest and dividend income for the nine months ended September 30, 2016 increased $6.1 million, or 15.92%, to $44.4 million from $38.3 million. The tax equivalent net interest spread increased 23 basis points to 2.69% for the nine months ended September 30, 2016 from 2.46 % for the nine months ended September 30, 2015, and net interest margin on a tax equivalent basis also rose by 25 basis points to 2.82% for the nine months ended September 30, 2016 from 2.57% for the nine months ended September 30, 2015.

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015.

Net Income.    Bank net income increased by $294,000 to $1.8 million for the three months ended September 30, 2016 from $1.5 million for the three months ended September 30, 2015 and, pre-tax income was $2.5 million for the three months ended September 30, 2016, a $396,000 increase from the three months ended September 30, 2015. The increases in pre-tax income reflects a $2.0 million increase in net interest income and a $1.2 million increase in noninterest income partially offset by a $1.4 million increase in noninterest expense and a $1.4 million increase in the provision for loan losses.  The provision for income taxes increased $102,000 offsetting the pre-tax income increase for the quarter.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compared to the first nine months of 2015, Bank net income for the nine months ended September 30, 2016 decreased $131,000 to $3.3 million from $3.4 million.  The decrease in net income reflects an increase of $5.5 million of noninterest expense and an increase of $1.5 million in provision for loan losses partially offset by increases of $1.8 million in net interest income and $632,000 in noninterest income.

Provision for Loan Losses.    We recorded a provision for loan losses of $1.7 million and $2.7 million for the three and nine months ended September 30, 2016 and $325,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2015. The increase in provision reflects the continued growth in commercial loans shifting the composition of the loan portfolio to a higher percentage of commercial lending, which requires a higher level of loan loss reserves than loans secured by automobiles and residential property.  The increase was partially offset by a decrease in the level of net charge-offs to $317,000 and $584,000 for the three and nine months ended September 30, 2016, respectively, from $440,000 and $1.2 million for the same periods in 2015. Additionally, credit quality improved as nonaccrual loans declined to $24.0 million at September 30, 2016 from $30.2 million at September 30, 2015.

Noninterest Income.    Total noninterest income increased to $5.5 million for the three months ended September 30, 2016 and compared to $4.3 million for the prior year period. Income from mortgage banking operations increased $967,000, or 218.3%, to $1.4 million for the three months ended September 30, 2016 compared to $443,000 for the three months ended September 30, 2015, primarily a result of the increase in the fair value of mortgage servicing rights of $155,000 in 2016 compared to a decline of $315,000 during the three months ended September 30, 2015, driven by the market rates changes during the period. Additionally, other mortgage banking income increased of $497,000 or 65.6%, from the third quarter 2015 reflecting an increase of $229,000 from gains on loan sales and a $197,000 increase related to fair value mark increases on loans held for sale and loan derivatives.

Other noninterest income increased $205,000, or 5.3%, to $4.1 million for the three months ended September 30, 2016 compared to $3.9 million for the three months ended September 30, 2015. The increase was driven by an increase in commercial loan swap fee income of $120,000, and a $122,000 increase in debit card interchange income. Gain on sales of investment securities was $1,000 and gain on consumer loan sales was $136,000 for the quarter ended September 30, 2015, while no such sales were undertaken in the current year period.

Compared to the first nine months of 2015, total noninterest income for the nine months ended September 30, 2016 increased $1.8 million, or 14.1%, to $14.6 million from $12.8 million. Total mortgage banking income increased $814,000 as other mortgage banking income increased $1.4 million partially offset by the increase in fair value loss on the mortgage servicing rights of $573,000 as the low rate environment of the first half of 2016 negatively impacted servicing rights values and positively impacted mortgage loan origination volumes.  Other noninterest income increased $990,000 or 8.7%, to $12.4 million for the nine months ended September 30, 2016. The components of the increase include $374,000 related to the income recognized on commercial loan swaps and deposit fee income increased $425,000, primarily due to increased debit card interchange income.

Noninterest Expense.    Noninterest expense increased $1.4 million, or 9.1%, to $16.6 million for the three months ended September 30, 2016 from $15.2 million for the three months ended September 30, 2015. The increase in noninterest expense included increased salaries and benefit costs of $1.5 million, as the Bank continued its hiring of additional commercial lending and credit support staff during 2016 and recorded $515,000 of ESOP expense. Occupancy and equipment expense increased $218,000 and loan expenses increased $240,000. The increases were partially offset by a $418,000 decrease in expenses related to strategic initiatives.  Additionally, in the third quarter of 2015 the Bank recognized $355,000 in prepayment penalties on FHLB borrowings of $25.0 million.

Compared to the first nine months of 2015, noninterest expense for the nine months ended September 30, 2016 increased $5.5 million, or 12.3% to $50.2 million from $44.7 million.  The year-to-date increase primarily reflects increased salaries and benefit costs of $5.3 million, as the Bank continued its hiring of additional commercial lending and credit support staff during 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Income Tax Provision.    Provision for income taxes for the three and nine months ended September 30, 2016 was $739,000 and $1.5 million, respectively, compared to $637,000 and $1.2 million for the three and nine months ended September 30, 2015, respectively. The increased provision for income taxes was mainly due to an increase in the nine month effective rate to 30.6% from 25.4% and by the $154,000 increase in pre-tax earnings for the nine months of 2016. The increase in the effective tax rate in 2016 is due primarily to the effect of higher projected pre-tax income while maintaining the same level of tax-advantaged income, such as bank-owned life insurance and tax-exempt municipal bonds.

Merrimack Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2016.

Results of operations for the three and nine months ended September 30, 2016 and 2015 are discussed below. The Bank acquired Merrimack Mortgage on July 1, 2015.

Net Income.   Merrimack Mortgage recorded net income of $1.8 million and $2.6 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015 net income was $792,000. Exclusive of the change in fair value of mortgage servicing rights, pre-tax income for the nine months ended September 30, 2016 and 2015 was $7.2 million and $1.7 million, respectively.

Noninterest Income.    During the three and nine months ended September 30, 2016, noninterest income totaled $15.4 million and $33.3 million, respectively.  Included in these amounts were gains on sales of mortgage loans of $13.1 million and $31.4 million, respectively, and loan fees, including servicing related income, of $2.1 million and $5.1 million, respectively. For the three and nine months ended September 30, 2015 noninterest income was $9.6 million, including $8.5 million in gains on sales of mortgage loans and $1.4 million in loan fees.

In the nine months ended September 30, 2016, Merrimack Mortgage originated $992.7 million of residential mortgage loans. The following tables provide additional loan production detail (dollars presented in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016
	Loan	% of Total	Loan	% of Total	Loan	% of Total
	Amount	No.	Amount	No.	Amount	No.
Source
Retail Offices	$339,136	80.3%	$230,457	77.6%	$779,768	78.5%
Third Party	83,249	19.7	66,479	22.4	212,965	21.5
Total	$422,385	100.0%	$296,936	100.0%	$992,733	100.0%

Product Type
Conventional	$281,108	66.6%	$162,531	54.7%	$634,299	63.9%
Government	120,991	28.6	104,045	35.1	305,728	30.8
State Housing Agency	17,754	4.2	19,554	6.6	43,369	4.3
Jumbo	2,532	0.6	10,727	3.6	8,618	0.9
Seconds	—	—	79	—	719	0.1
Total	$422,385	100.0%	$296,936	100.0%	$992,733	100.0%

Purpose
Purchase	$279,641	66.2%	$235,024	79.2%	$664,172	66.9%
Refinance	142,744	33.8	61,232	20.6	328,561	33.1
Construction	—	—	680	0.2	—	—
Total	$422,385	100.0%	$296,936	100.0%	$992,733	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Included in the gain on mortgage sales was $2.3 million and $5.9 million of originated mortgage servicing rights for the three and nine months ended September 30, 2016, respectively. Originated mortgage serving rights were $1.3 million for the three and nine month period ended September 30, 2015. During the three and nine months ended September 30, 2016, Merrimack Mortgage sold $239.0 million and $581.4 million of loans to Freddie Mac, Fannie Mae and Ginnie Mae and recorded an average originated mortgage servicing right gain of 0.96% and 1.01%, respectively, of the underlying mortgage amount.  For the three and nine months ended September 30, 2015, there were $128.5 million of agency loan sales at an average originated mortgage servicing right gain of 1.01%.

Merrimack Mortgage’s mortgage loan servicing activities for the three and nine months ended September 30, 2016 consisted of $2.2 million and $5.1 million, respectively, in processing, underwriting and closing fees from customers and secondary market loan servicing fees, net of loan guarantee fees of $27,000 and $59,000, respectively. At September 30, 2016, the unpaid balance of the servicing portfolio totaled $1.09 billion as compared to $708.7 million at December 31, 2015.

During the nine months ended September 30, 2016 and 2015, the fair value of mortgage servicing rights decreased $2.9 million and $362,000, respectively, driven primarily by the reduction in market interest rates during the period. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tend to increase.  At the end of third quarter of 2016 rates began to rise which resulted in $196,000 increase in mortgage servicing rights fair value.

Noninterest Expense.    Noninterest expense for the three months ended September 30, 2016 and 2015 was $12.9 million and $8.9 million, respectively. Salary and benefits expenses totaled $9.1 million and $6.5 million, respectively, for the three months ended September 30, 2016 and 2015. Salary expense was $2.3 million and $1.9 million, respectively, and commission-related expenses were $5.5 million and $3.9 million, respectively, or 1.31% and 1.31% of closed loan volume. Loan expenses totaled $2.9 million and $1.6 million for the three months ended September 30, 2016 and 2015, and included direct loan origination expenses of $2.7 million and $1.4 million, respectively, associated with the origination of $422.4 million and $296.9 million of mortgage loans.  Sub-servicing related expenses for the same three month period were $189,000 and $227,000, respectively. Occupancy expense totaled $407,000 and $447,000 for the three months ended September 30, 2016 and 2015, and primarily consisted of rent and other expenses associated with the retail branch network and corporate office. Other expenses totaled $578,000 and $325,000 for the three months ended September 30, 2016 and 2015 and primarily consisted of marketing expense and professional fees.

Noninterest expense for the nine months ended September 30, 2016 was $30.3 million, salary and benefits was $21.7 million including $6.4 million in salary expense and $12.7 million in commission related expenses.  Additionally, loan expenses were $5.9 million and included $5.5 million of direct loan origination expenses associated with the origination of $ 992.7 million of mortgage loans and sub-servicing related expenses were $487,000.  Occupancy and other expense were $1.3 million and $1.4 million, respectively for the nine months ended September 30, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$18,959	$25,841
Second mortgages and equity lines of credit	1,592	2,386
Commercial real estate	—	173
Construction	134	136
Commercial	3,005	558
Consumer	315	333
Total nonaccrual loans (1)	24,005	29,427
Other real estate owned:
One- to four-family residential	1,913	2,286
Other repossessed assets	74	61
Total nonperforming assets	25,992	31,774
Performing troubled debt restructurings	25,023	24,963
Total nonperforming assets and performing troubled debt restructurings	$51,015	$56,737

Total nonperforming loans to total loans (2)	1.25%	1.69%
Total nonperforming assets and performing troubled debt restructurings to total assets	2.17%	2.62%
Total nonperforming assets to total assets	1.11%	1.47%

(1) $6.8 million and $9.4 million of troubled debt restructurings are included in total nonaccrual loans at September 30, 2016 and December 31, 2015, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended September 30, 2016 and 2015, amounted to $294,000 and $401,000, respectively.  Income related to impaired loans included in interest income for the nine months ended September 30, 2016 and 2015, amounted to $1.1 million and $1.2 million, respectively.

The Company utilizes a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	September 30,	December 31,
	2016	2015
	(In thousands)

Classified loans:
Substandard	$2,616	$645
Doubtful	387	393
Loss	—	—
Total classified loans	3,003	1,038
Special mention	—	3,362
Total criticized loans	$3,003	$4,400

None of the special mention assets at December 31, 2015 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At September 30, 2016, our allowance for loan losses was $15.8 million, or 0.82% of total loans and 65.95% of nonperforming loans. At December 31, 2015, our allowance for loan losses was $13.7 million, or 0.79% of total loans and 45.56% of nonperforming loans. Nonperforming loans at September 30, 2016 were $24.0 million, or 1.25% of total loans, compared to $29.4 million, or 1.69% of total loans, at December 31, 2015. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2016			December 31, 2015
		% of			% of
		Allowance	% of Loans		Allowance	% of Loans
		Amount to	in Category		Amount to	in Category
	Amount	Total Allowance	to Total Loans	Amount	Total Allowance	to Total Loans
	(Dollars in thousands)
Residential real estate:
One- to four-family	$4,519	28.54%	35.69%	$5,000	36.50%	41.07%
Second mortgages and equity lines of credit	785	4.96	4.85	816	5.96	5.74
Commercial real estate	6,515	41.15	23.60	4,365	31.86	15.34
Construction	636	4.02	2.12	581	4.24	2.07
Commercial	1,605	10.14	4.64	1,454	10.61	4.07
Consumer	793	5.01	29.10	830	6.06	31.71
Total general and allocated allowance	14,853	93.82	100.00%	13,046	95.23	100.00%
Unallocated	979	6.18		654	4.77
Total	$15,832	100.00%		$13,700	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Allowance at beginning of period	$14,439	$14,118	$13,700	$13,934
Provision for loan losses	1,710	325	2,716	1,242
Charge offs:
Residential real estate:
One- to four-family	(123)	(239)	(194)	(763)
Second mortgages and equity lines of credit	—	(63)	(56)	(158)
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	(22)	—	(27)	—
Consumer	(272)	(290)	(729)	(718)
Total charge-offs	(417)	(592)	(1,006)	(1,639)

Recoveries:
Residential real estate:
One- to four-family	21	104	197	309
Second mortgages and equity lines of credit	40	9	62	28
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	5	—	8	7
Consumer	34	39	155	122
Total recoveries	100	152	422	466
Net charge-offs	(317)	(440)	(584)	(1,173)
Allowance at end of period	$15,832	$14,003	$15,832	$14,003
Total loans outstanding (1)	$1,920,715	$1,739,891	$1,920,715	$1,739,891
Average loans outstanding	$1,886,159	$1,759,428	$1,817,571	$1,702,636
Allowance for loan losses as a percent of total loans outstanding (1)	0.82%	0.80%	0.82%	0.80%
Annualized net loans charged off as a percent of average loans outstanding	0.07%	0.10%	0.04%	0.09%
Allowance for loan losses to nonperforming loans	65.95%	46.35%	65.95%	46.35%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $1.7 million for the three months ended September 30, 2016 and $325,000 for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, we recorded a provision for loan losses of $2.7 million and $1.2 million, respectively. This increase generally reflects commercial and commercial real estate loan growth which generally have higher general reserve allocations than consumer credits. The increases have been partially offset by declines in nonaccrual and net charge offs. Charge off rates, as the basis for residential real estate and consumer loan general reserve allocations, directly impacts the allowance for loan loss analysis as does lower allocated reserves resulting from the improved credit quality.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

As of September 30, 2016, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

September 30, 2016
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	(2.48)%
(100)	1.22%

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below sets forth, as of September 30, 2016, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2016
					EVE as a Percentage of Economic
			Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates		Estimated	in EVE			Changes in
(basis points) (1)		EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(Dollars in thousands)

+	300	$280,223	$(16,691)	(5.6)%	11.0%	(1.22)
	0	296,914	—	—	12.3	—
-	100	306,893	9,979	3.4	12.6	0.39

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $39.5 million and $23.4 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $150.6 million and $79.1 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock was $168.7 million and $65.4 million for the nine months ended September 30, 2016 and 2015, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

HarborOne Bank is subject to various regulatory capital requirements. At September 30, 2016, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 11 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At September 30, 2016, we had outstanding commitments to originate loans of $98.9 million and unadvanced funds on loans of $178.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $251.4 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  For additional information on financial instruments with off-balance sheet risk see Note 8 to the unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2016. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” in the Company’s prospectus, filed with the SEC pursuant to Rule 424(b)(3) on May 18, 2016.  As of September 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

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

HarborOne Bancorp, Inc.

Date: November 9, 2016	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Joseph F. Casey
Joseph F. Casey
Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Net Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to the unaudited Consolidated Financial Statements.