Form 10-Q/A
period 2016-09-30
HarborOne Bancorp, Inc.
filed 2017-01-25
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed by HarborOne Bancorp, Inc. (“Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016 (the “Original Filing”).  This Amendment is being filed solely to revise the tabular summary of past due loans (including 30-59 days past due, 60-89 days past due, 90 days or more past due and total past due) at September 30, 2016 located on page 17 of Note 3, “Loans” in Part I, Financial Statements of the Original Filing.  Except for the foregoing, the Original Filing remains unchanged.

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications are included in this Amendment as Exhibits 31.1, 31.2 and 32.1.

This Amendment speaks as of the date of the Original Filing and does not reflect any events that may have occurred after that date.  Except as specifically noted above, this Amendment does not modify or update the financial results or disclosures in the Original Filing.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	At December 31, 2015
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(In thousands)
Loans:
Impaired loans	$53,452	$483	$136	$554	$—	$—	$54,625
Non-impaired loans	756,891	264,999	35,694	69,918	548,944	—	1,676,446
Total loans	$810,343	$265,482	$35,830	$70,472	$548,944	$—	$1,731,071
Allowance for loan losses:
Impaired loans	$1,977	$13	$—	$204	$—	$—	$2,194
Non-impaired loans	3,839	4,352	581	1,250	830	654	11,506
Total allowance for loan losses	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

The following is a summary of past due and non-accrual loans at September 30, 2016 and December 31, 2015:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(In thousands)
September 30, 2016
Residential real estate:
One- to four-family	$2,115	$4,332	$7,971	$14,418	$18,959
Second mortgages and equity lines of credit	439	308	611	1,358	1,592
Commercial real estate	—	—	—	—	—
Construction	—	—	134	134	134
Commercial	—	—	2,466	2,466	3,005
Consumer:
Auto	1,591	192	210	1,993	289
Personal	80	31	20	131	26

Total	$4,225	$4,863	$11,412	$20,500	$24,005

December 31, 2015
Residential real estate:
One- to four-family	$5,779	$419	$9,978	$16,176	$25,841
Second mortgages and equity lines of credit	610	164	844	1,618	2,386
Commercial real estate	—	—	173	173	173
Construction	—	—	136	136	136
Commercial	18	—	—	18	558
Consumer:
Auto	2,156	358	140	2,654	263
Personal	116	27	53	196	70

Total	$8,679	$968	$11,324	$20,971	$29,427

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

HarborOne Bancorp, Inc.

Date: January 25, 2017	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 25, 2017	By:	/s/ Joseph F. Casey
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