Form 10-K
period 2016-12-31
HarborOne Bancorp, Inc.
filed 2017-03-23
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37778

HarborOne Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	81-1607465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 Oak Street, Brockton, Massachusetts	02301
(Address of principal executive offices)	(Zip Code)

(508) 895-1000

(Registrant’s telephone number, including area code)

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $166,766,000.

As of March 13, 2017 there were 32,120,880 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These statements include, among others, statements regarding our strategy, goals and expectations; evaluations of future interest rate trends and liquidity; expectations as to growth in assets, deposits and results of operations, future operations, market position and financial position; and prospects, plans and objectives of management. You should not place undue reliance on our forward-looking statements. You should exercise caution in interpreting and relying on forward-looking statements because they are subject to significant risks, uncertainties and other factors which are, in some cases, beyond our control.

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part I, Item 1A of this Form 10-K adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we”, “our”, “us”, “HarborOne Bancorp” or the “Company”) is a Massachusetts corporation that was formed as part of the reorganization of HarborOne Bank (“HarborOne Bank” or the “Bank”) into a two-tier mutual holding company structure with a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, the Company’s mutual holding company parent (the “MHC”) and 385,450 shares to The HarborOne Foundation (the “Foundation”), a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering. At December 31, 2016 the Company had total assets of $2.45  billion, deposits of $1.81  billion and shareholders’ equity of $329.4 million on a consolidated basis. The consolidated financial statements include the accounts of the Company, Legion Parkway Company LLC, a security corporation and subsidiary of the Company formed on July 13, 2016, the Bank and the Bank’s wholly-owned subsidiaries including Merrimack Mortgage Company, LLC (“Merrimack Mortgage” or “MMC”).

HarborOne Bancorp, Inc.’s corporate offices are located at 770 Oak Street, Brockton, Massachusetts 02301 and the telephone number is (508) 895-1000.

HarborOne Bank

HarborOne Bank is the largest state-chartered co-operative bank in New England. The Bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Bank provides a variety of financial services to individuals and businesses online and through its fourteen full-service branches located in Abington, Attleboro, Bridgewater,

Brockton, Canton, Easton, Mansfield, Middleboro, Plymouth, Randolph and Raynham, Massachusetts and two limited-service bank offices in Brockton and Attleboro, Massachusetts, a commercial lending office in Providence, Rhode Island, and a residential loan office in Westford, Massachusetts.  Acquired in 2015 and operated as a wholly owned subsidiary of the Bank, Merrimack Mortgage Company, LLC is a residential mortgage company headquartered in New Hampshire that maintains 34 offices in Massachusetts, New Hampshire and Maine, and is also licensed to lend in seven additional states.

We also provide a range of educational services through "HarborOne U," with classes on small business, financial literacy and personal enrichment at classroom sites adjacent to our Brockton and Mansfield locations.

Employees

As of December 31, 2016, the Company had 614 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Available Information

Under Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”) HarborOne Bancorp, Inc. is required to file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, proxy, quarterly reports on Form 10-Q, and current reports on Form 8-K and other reports as required with the SEC. The SEC website www.sec.gov provides access to all forms which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website, www.harborone.com (within the Investor Relations section). Information on our website is not and should not be considered part of this annual report.

The Company’s common stock is traded on the NASDAQ stock market under the symbol “HONE”.

Market Area and Competition

The Company provides financial services to individuals, families, small to middle-market businesses and municipalities throughout Southeastern New England. While our primary deposit-gathering area is concentrated within our branch office communities located in the Massachusetts counties of Norfolk, Bristol and Plymouth, our lending area encompasses the broader market of Eastern Massachusetts, the greater Providence, Rhode Island metropolitan area and through our subsidiary Merrimack Mortgage, New Hampshire and southern Maine.

The Company faces significant competition both in attracting deposits and generating loans. Our primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as, other nonbank institutions that offer financial alternatives such as brokerage firms and insurance companies.

Our competition for loans comes from savings banks, commercial and co-operative banks, credit unions, internet banks and from other financial service providers, such as mortgage companies, mortgage brokers and the finance arms of auto makers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

Many of the banks that operate in our primary market area are owned by large national and regional holding companies, are larger than we are and therefore may have greater resources or offer a broader range of products and services. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks and other financial services companies to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Increased competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

One- to Four-Family Residential Real Estate Loans.    We provide residential real estate loans for home purchase or refinancing on existing homes, most of which serve as the primary residence of the owner. At December 31, 2016, residential mortgage loans were $677.9 million, or 34.1% of total loans, and consisted of $607.4 million and $70.5 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years

Our one- to four-family residential mortgage originations are generally underwritten to conform to Federal National Mortgage Association, or "Fannie Mae," and Federal National Home Loan Mortgage Corporation, or "Freddie Mac," underwriting guidelines. Our adjustable-rate mortgage loans generally adjust annually or after an initial fixed period that ranges from three to seven years and are adjusted to a rate equal to a specified percentage above the LIBOR or U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period with the lifetime interest rate caps ranging from 5.0% to 6.0% over the initial interest rate of the loan.

Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While residential mortgage loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We originate one- to four-family residential mortgage loans with loan-to-value ratios up to 80.0% and we generally require private mortgage insurance for residential loans secured by a first mortgage with a loan-to-value ratio over 80.0%. We generally require all properties securing mortgage loans to be appraised by a licensed real estate appraiser. We generally require title insurance on all first mortgage loans. Exceptions to these lending policies are based on an evaluation of credit risk related to the borrower and the size of the loan. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

In an effort to provide financing for first-time buyers, we offer adjustable- and fixed-rate loans to qualified individuals and originate the loans using modified underwriting guidelines, reduced interest rates and loan conditions and reduced closing costs. We also participate in publicly sponsored loan programs which provide competitive terms for low and moderate income home buyers.

The majority of the conforming fixed-rate one- to four-family residential mortgage loans we originate are sold to the secondary market mainly to Fannie Mae and Freddie Mac with servicing retained other than for specialized governmental programs that require servicing to be released.  Generally, we hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate loans.

We generally do not (i) originate "interest only" mortgage loans on one- to four-family residential properties, (ii) offer loans that provide for negative amortization of principal such as "option ARM" loans where the borrower can pay less than the interest owed on their loan, (iii) offer "subprime" loans (loans that are made with low down payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies or borrowers with questionable repayment capacity) or (iv) offer "Alt-A" loans (loans to borrowers having less than full documentation).

Second Mortgages and Equity Lines of Credit.    We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. At December 31, 2016, second mortgages and equity lines of credit were $93.0 million, or 4.7% of total loans. Second mortgages are made at fixed interest rates and terms of up to fifteen years. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal plus or minus a margin, and generally are subject to an interest rate floor, with 10-year draws and repayment terms of between five and twenty years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. We hold a first mortgage position on the homes that secure second mortgages or equity lines of credit in approximately one-third of the portfolio.

The procedures for underwriting home equity lines of credit include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount. The procedures for underwriting residential mortgage loans apply equally to second mortgages and equity lines of credit.

Commercial Real Estate Loans.   Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, retail development, manufacturing facilities, warehouse distribution, hospitality and apartment buildings. We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $20 million. At December 31, 2016, commercial real estate loans were $495.8 million, or 24.9% of total loans, and consisted of $215.4 million of fixed-rate loans and $280.4 million of adjustable rate loans.

We originate fixed- and adjustable-rate commercial real estate loans typically with terms of five to ten years but loans may be for terms of up to 20 years. Interest rates and payments on our adjustable-rate loans typically adjust in accordance with a designated index every three, five or seven years. Most of our adjustable-rate commercial real estate loans adjust every five years to a specified percentage above the corresponding FHLB Classic Advance borrowing rate and amortize over a 25-year term. We also offer interest rate swaps to accommodate customer needs. Loan amounts generally do not exceed 80.0% of the property's appraised value at the time the loan is originated.

We consider a number of factors when underwriting commercial real estate loans that include projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the sponsor and their experience in owning or managing similar properties. When circumstances warrant, personal guarantees are obtained from the principals of the borrower on commercial real estate.

In addition to originating these loans, we participate in commercial real estate loans with other financial institutions located primarily in Massachusetts and sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk, see Participation Loans below.

At December 31, 2016, the average loan size of our outstanding commercial real estate loans was $2.7 million, and our four largest credits ranged from $12.0 million to $14.5 million. These loans were performing in accordance with their original terms at December 31, 2016. Our largest commercial real estate relationship totaled $24.3 million and financed two retail shopping centers and industrial warehouse space.

Commercial Loans.  We originate commercial loans and lines of credit to a variety of professionals, sole proprietorships and small- to medium-sized businesses, primarily in Massachusetts and Rhode Island, with sales up to $50 million and borrowing needs up to $10 million, for working capital and other business purposes. At December 31, 2016, commercial loans were $100.5 million, or 5.1% of total loans and consisted of $33.5 million of fixed-rate loans and $67.0 million of adjustable rate loans.

Commercial loans are made with either variable or fixed rates of interest. Variable rates are based on a margin over the LIBOR index or the Prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLB rate, plus a margin. Commercial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We generally require that our commercial customers maintain a deposit relationship with the Bank.

When making commercial loans, we consider the financial statements and the experience of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. Commercial loan amounts are determined based on the capacity for debt service and an evaluation of the age, condition and collectability of the collateral but generally, advance rates for certain asset classes would not exceed 80%.  To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, profitability and the value of the underlying property.  We generally require an independent appraisal or valuation, an environmental survey and a property condition report for commercial real estate loans.

At December 31, 2016, the average loan size of our outstanding commercial loans was $204,000 and our four largest commercial loan exposures  were $2.4 million to $5.5 million.  These loans are secured by all business assets of the borrower and were performing according to its original terms at December 31, 2016.

Construction Loans.    We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings and speculative residential real estate. We also originate residential real estate construction loans to professional developers, contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. At December 31, 2016, construction loan balances were $58.4 million, or 2.9% of total loans. Commercial construction balances were $43.5 million and homeowner construction balances were $14.9 million. At December 31, 2016, our commercial construction loan portfolio consisted of $8.2 million in loan balances that were secured by speculative residential real estate loan projects, $22.6 million in loans that were secured by commercial real estate speculative projects and $12.7 million secured by owner occupied commercial real estate projects. As of December 31, 2016 unadvanced funds on total construction loans was $50.0 million, $43.6 million for commercial real estate construction and $6.4 million on residential real estate construction loans.

Our commercial construction loans generally call for the payment of interest only with interest rates tied to LIBOR or Prime rate as published in The Wall Street Journal, plus a margin. Construction loans for commercial real estate can be originated with principal balances of up to $20.0 million, but generally are lower; the average originated principal at December 31, 2016 was $4.9 million.  Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction and repayment is generally expected from permanent financing upon completion of construction.

Our residential real estate construction loans generally are fixed-rate loans that provide for the payment of interest only during the construction phase, which is usually 12-36 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. Our loan policy dictates a minimum equity contribution by the borrower of 20.0% and loan-to-value ratio not greater than 80.0% of the appraised market value estimated upon completion of the project. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney.

At December 31, 2016, our largest outstanding commercial construction loan relationship was $20.0 million. This project is secured by a first mortgage on speculative commercial real estate to develop a hotel. This loan is pending participation out 40% of the principal balance and was performing according to its original repayment terms at December 31, 2016.

Auto and Other Consumer Loans.   We primarily focus on the origination of auto loans through indirect loans and lease assignments (“leases”) from Credit Union Leasing of America, or "CULA." At December 31, 2016, auto loans and leases were $547.4 million, or 27.5% of total loans and 97.2% of consumer loans. At December 31, 2016, the auto loan portfolio consisted of auto loans of $251.9 million and leases of $295.5 million. Other consumer loans, consisting primarily of unsecured lines of credit and personal loans, were $15.7 million, or 0.8% of total loans.

We originate auto loans and leases through a network of approximately 275 auto dealers secured by new and used vehicles primarily in Massachusetts and Rhode Island. Our primary considerations when originating these loans and leases are the borrower's ability to pay and the value of the underlying collateral. An indirect auto loan or lease is originated when the borrower purchases or leases a motor vehicle at an auto dealership and elects to finance a portion of that purchase or lease. The Bank is assigned leases through an agreement with CULA. At the origination of the lease, the car dealership sells the lease and related vehicle to CULA. CULA simultaneously assigns the lease and grants a security interest in the vehicle to the Bank.

Leases generally have a higher rate of return than indirect auto loans because interest rates on leases are higher and the leases tend to last for their full term. Lease terms vary between 12 and 60 months, but typically average 36 to 39 months in duration. Due to these advantages, the Bank has concentrated its recent origination efforts in leases, and expects to continue to do so depending on market conditions.

The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks.

Residential Real Estate Loans.    Due to historically low interest rate levels, borrowers generally have preferred fixed-rate loans in recent years. While we anticipate that our adjustable-rate loans will better offset the adverse effects on our net interest income of an increase in interest rates as compared to fixed-rate loans, the increased mortgage payments required of adjustable-rate loans in a rising interest rate environment could cause an increase in delinquencies and defaults. If we are forced to foreclose on a residential property due to default, the marketability of the underlying property also may be adversely affected in a high interest rate environment, and we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, although adjustable-rate loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Real Estate Loans.    Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. If we are forced to foreclose on a commercial real estate property due to default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans.    Commercial loans also involve a greater degree of risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flows of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Consumer Loans.    Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Construction Loans.    Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If we are forced to foreclose on a project before or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers and third party originators of residential loans, advertising and referrals from customers. We occasionally purchase commercial business loans or participation interests in commercial real estate loans.

Additionally, our current practice is generally (1) to sell to the secondary market newly originated 30-year or longer term conforming fixed-rate residential mortgage loans and all loans originated by our mortgage banking subsidiary and (2) to hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate residential mortgage loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to third parties with servicing either retained or released. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

For the years ended December 31, 2016 and 2015, we originated loans of $2.21 billion and $1.17 billion of loans, respectively. During the same periods, we sold $1.50 billion and $707.8 million of loans, respectively.

Loan Participations.    We cultivate relationships with other financial institutions to mitigate the risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We purchase participation interests in larger balance loans from other financial institutions generally in our market area. Such participations are reviewed for compliance, are underwritten and approved in accordance with our underwriting criteria. We actively monitor the performance of such loans and periodically receive updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy. We joined a community bank lending network operated by BancAlliance in 2014 in order to have the opportunity to participate in commercial loans and lines of business referred by the network. HarborOne Bank has adopted a loan policy specifically for loans originated through this program that provides for underwriting standards and limits maximum loans to one entity to $2.5 million as well as a total portfolio of $40 million. As of December 31, 2016, total exposure for this program totaled $28.4 million comprising 17 credits. All but one of these relationships were performing in accordance with their payment terms. There is one $2.3 million loan that is rated substandard, on nonaccrual and under a forbearance agreement. At December 31, 2016, the outstanding balances of commercial loan participations purchased outside of the BancAlliance network totaled $7.7 million. We also participate in commercial real estate loans that total $78.3 million.  We were the lead bank in commercial real estate loans and a commercial construction loan with participation balances sold that totaled $41.7 million and $3.6 million, respectively, at December 31, 2016.

Loan Approval Procedures and Authority.    Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain executive officers. Commercial loans in excess of any officer's individual authority must be approved by a lending committee comprised of several executive officers. Commercial loans in excess of the lending committee authority must be approved by the board of directors or by the executive committee, which is comprised of our president and chief executive officer and three independent members of our Board of Directors. Commercial loans in excess of the "in-house limit" must be approved by the board of directors. The executive committee of the board of directors reviews all commercial and commercial real estate loan requests greater than $3 million. All mortgage and commercial real estate loans to any single borrower that exceed $3 million and commercial loans that exceed $3 million must be approved by the board of directors.

Loans-to-One Borrower Limit.    The maximum amount that the Bank may lend to one borrower and the borrower's related entities is generally limited, by statute, to 20.0% of the Bank's capital, which is defined under Massachusetts law as the sum of the Bank's capital stock, surplus account and undivided profits. At December 31, 2016, the Bank's regulatory limit on loans-to-one borrower was $65.9 million. At that date, our largest lending relationship totaled $24.3 million and was comprised of three loans secured by commercial real estate. These loans were performing in accordance with their original repayment terms at December 31, 2016. Our internal loans-to-one borrower limit is $38.5 million.

Mortgage Banking Activity

In addition to the lending activities previously discussed, we also originate residential mortgage loans for sale in the secondary market through Merrimack Mortgage. For the year ended December 31, 2016, Merrimack Mortgage originated $1.36 billion in mortgage loans. Merrimack Mortgage sells loans on both a servicing-released and a servicing-retained basis. Merrimack Mortgage has contracted with a third party to service the loans for which it retains servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance). Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed or insured by the federal government, such as a Federal Housing Authority Veterans’ Administration loan.

Investment Activities

General.    At December 31, 2016 securities totaled $184.4 million. The securities portfolio consists of U.S. government obligations, residential mortgage-backed securities and collateralized mortgage obligations, state, county and municipal bonds and small business administration asset-backed securities. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors approves our investment policy which is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our chief financial officer and chief executive officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. We classify the majority of our securities as available-for-sale.

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”), certificates of deposit of federally insured institutions and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2016.

Sources of Funds

General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.    At December 31, 2016, total deposits were $1.81 billion. Deposits are attracted from within our market area by sales efforts of our retail branch network, municipal department and commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, we offer sweep accounts and money market accounts for businesses. Additionally, the Bank has a municipal banking department that provides core depository services to local municipalities. At December 31, 2016 municipal deposits totaled $180.6 million.

The Bank utilizes a deposit listing service which targets institutional funds throughout the country. We generally prohibit the withdrawal of our listing service deposits prior to maturity. Also, when rates and terms are favorable, the Bank supplements the customer deposit base with brokered deposits. At December 31, 2016, we had $54.0 million of institutional deposits and $54.1 million of brokered deposits, which each represented 3.0%, respectively, of total deposits at December 31, 2016 with such funds having a weighted average remaining term to maturity of 1.5 years. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operation.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to offer periodically special rates in order to attract deposits of a specific type or term.

Borrowings.    As of December 31, 2016, total borrowings were $275.1 million. Borrowings consist of short-term and long-term obligations from the FHLB. The Bank is a member of the FHLB Boston which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2016, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB advances of up to $345.0 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate and government-sponsored enterprises and mortgage-backed securities obligations.

The Share Insurance Fund of the Co-operative Central Bank provides for borrowings for liquidity purposes and is available to all co-operative member banks. Loan advances will generally be made on an unsecured basis provided that the aggregate loan balance is less than 5.0% of total deposits of the member bank; the member bank's primary capital ratio is in excess of 5.0%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2016, we had $5.0 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 73% of the carrying value of indirect auto loans with an amortized balance amounting to $207.9 million of which no amount was outstanding at December 31, 2016.

Supervision and Regulation

General

The Bank is a Massachusetts stock co-operative bank and the wholly-owned subsidiary of the Company,  which in turn is majority owned by the MHC. The MHC and the Company are registered bank holding companies. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and by the Share Insurance Fund established by Massachusetts General Laws, or the "MGL," for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (“CFPB”). HarborOne Bank is a member of and owns stock in the FHLB of Boston, which is one of the 12 regional banks in the FHLB System.

As a bank holding company, the Company is subject to examination and supervision by, and is required to file certain reports with, the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is also subject to the rules and regulations of the SEC under the federal securities laws.

The federal and state regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of other creditors or shareholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve or the United States Congress, could have a material adverse impact on the financial condition and results of operations of the Company and the Bank.

Set forth below are certain material regulatory requirements that are applicable to the Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

General.     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, or BHCA. As such, the Company is registered with the Federal Reserve and subject to regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve has enforcement authority over the Company. Among other things, this authority enables the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Permissible Activities.    A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5.0% of any class of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities that the Federal Reserve had determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto as of November 11, 1999. Some of the principal activities that the Federal Reserve had determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies. A bank holding company that is well capitalized and well managed within the meaning of applicable regulations and whose subsidiary depository institutions are well capitalized, well managed and meet certain additional requirements, may elect to become a "financial holding company." Such an election allows a bank holding company to engage in a broader array of financial activities, including insurance and investment banking activities.

Acquisition of Control.    The BHCA provides that no company may directly or indirectly acquire control of a bank without the prior approval of the Federal Reserve. Any company that acquires control of a bank becomes a "bank holding company" subject to registration, examination and regulation by the Federal Reserve. Pursuant to federal regulations, the term "company" is defined to include banks, corporations, partnerships, associations, and certain trusts and other entities, and a company has "control" of a bank or other company if the company owns, controls or holds with power to vote 25.0% or more of any class of voting stock of the bank or other company, controls in any manner the election of a majority of the directors of the bank or other company or if the Federal Reserve determines, after notice and opportunity for hearings that the Company has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, a bank holding company must obtain Federal Reserve approval prior to acquiring voting securities of a bank or bank holding company if, after such acquisition, the bank holding company would control more than 5.0% of any class of voting stock of the bank or bank holding company.

In evaluating applications by bank holding companies to acquire banks or bank holding companies, the Federal Reserve must consider, among other things, the financial and managerial resources and future prospects of the company and institutions involved, the convenience and needs of the community, the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the United States banking or financial system, and competitive factors. The Federal Reserve may not approve a transaction that would result in a monopoly and may not approve a transaction that would substantially lessen competition in any banking market unless it finds that the anticompetitive effects are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. In addition to the approval of the Federal Reserve, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

Under the federal Change in Bank Control Act, no person, directly or indirectly or acting in concert with one or more other persons, may acquire control of an insured depository institution or a depository institution holding company unless the appropriate federal banking agency has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition. The Federal Reserve is the appropriate federal banking agency with respect to an acquisition of control of a bank holding company. Acquisitions subject to approval under the BHCA are exempt from the prior notice requirement. Control, as defined under the Change in Bank Control Act, as implemented by the Federal Reserve with respect to bank holding companies, means the power to directly or indirectly direct the management or policies of a bank holding company or to vote 25.0% or more of any class of voting securities of the bank holding company. Acquisition of more than 10.0% of any class of a bank holding company's voting stock is subject to a rebuttable presumption of control by the Federal Reserve if the bank holding company has registered securities under section 12 of the Securities Exchange Act or if no other person will own, control or hold the power to vote a greater percentage of that class of voting stock immediately after the acquisition. There are also rebuttable presumptions in the regulations concerning whether a group is "acting in concert," including presumed concerted action among members of an "immediate family." Accordingly, the filing of a notice with the Federal Reserve would be required before any person or group of persons acting in concert could acquire 10.0% or more of the common stock of the Company, unless the person or group of persons files a rebuttal of control that is accepted by the Federal Reserve.

The Federal Reserve may prohibit a proposed acquisition of control if it finds, among other things, that:

•	the acquisition would result in a monopoly or substantially lessen competition;
•	the financial condition of the acquiring person might jeopardize the financial stability of the institution;
•	the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person; or
•	the acquisition would have an adverse effect on the FDIC's Deposit Insurance Fund.

Capital.    The Company is subject to the Federal Reserve's capital adequacy regulations for bank holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the FDIC for the Bank. Subject to certain exceptions, including an exception for bank holding companies with less than $1 billion of assets, the Dodd-Frank Act required the Federal Reserve to establish, for all bank holding companies, minimum consolidated capital requirements that are as stringent as those required for insured depository institutions. Under regulations enacted by the Federal Reserve and generally effective January 1, 2015, all such bank holding companies are subject to regulatory capital requirements that are the same as or more stringent than the capital requirements applicable to the Bank. These capital requirements include provisions that, when applicable, might limit the ability of the Company to pay dividends to its shareholders or repurchase its shares. For a description of these capital requirements, see "—Federal Banking Regulation—Capital Requirements."

Source of Strength.    The Dodd-Frank Act codified the requirement that holding companies act as a source of financial strength. The Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their depository institution subsidiaries by providing capital, liquidity and other support in times of financial stress.

Dividends.    The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate or earnings retention is inconsistent with the company's capital needs and overall financial condition. The policy statement also states that a bank holding company should inform and consult with the Federal Reserve supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions. In addition, the ability of the Company to pay dividends may be restricted if the Bank becomes undercapitalized.

Massachusetts Holding Company Regulation.    Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a co-operative bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5.0% of the voting stock of another banking institution; (ii) must register and file reports with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. Recent legislation enacted in Massachusetts provides an exemption from the requirement to obtain Board of Bank Incorporation approval for certain transactions involving a bank merger or consolidation subject to approval by the Massachusetts Commissioner of Banks. In addition, for a period of three years following completion of a stock issuance by a subsidiary of a mutual holding company, no person may directly or indirectly offer to acquire or acquire beneficial ownership of more than 10.0% of any class of equity security of such subsidiary without prior written approval of the Massachusetts Commissioner of Banks.

Federal Banking Regulation

Business Activities.    Under federal law, all state-chartered FDIC-insured banks, including co-operative banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Such grandfathered authority may be terminated under certain circumstances, including a change in charter or a determination by the FDIC that such investments pose a safety and soundness risk.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary," if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Capital Requirements.    The Federal Reserve has issued risk-based and leverage capital rules applicable to bank holding companies such as the Company, and the FDIC has issued similar rules that apply to insured state nonmember banks, such as the Bank. These rules are intended to reflect the relationship between the banking organization's capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization's financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 capital for banks and bank holding companies consists of common stockholders' equity and related surplus. Tier 1 capital for banks and bank holding companies generally consists of the sum of common shareholders' equity, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interest in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk. The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. Additionally, subject to a transition schedule, the capital rules require a bank holding company to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.  The new capital conservation buffer requirement began phasing in on January 1, 2016.

A bank holding company, such as the Company, is considered "well capitalized" if the bank holding company (i) has a total risk based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, under the FDIC's prompt corrective action rules, an insured state nonmember bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

The Company and the Bank are considered "well capitalized" under all regulatory definitions.

Bank Dividends.    A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC's regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, the Bank's ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Bancorp to pay dividends to its shareholders. See "—Capital Requirements."

Community Reinvestment Act and Fair Lending Laws.    All institutions have a responsibility under the Community Reinvestment Act, or the "CRA," and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a state non-member bank, the FDIC is required to assess the institution's record of compliance with the CRA. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the FDIC, in connection with its examination of a state non-member bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. The Bank received a "Satisfactory" CRA rating in its most recent federal examination.

Massachusetts has its own statutory counterpart to the CRA that is applicable to the Bank. The Massachusetts version is generally similar to the CRA but uses a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank's record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Bank's most recent rating under Massachusetts law was "Satisfactory."

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

 Transactions with Related Parties.    An insured depository institution's authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, is controlled by or is under common control with an insured depository institution such as the Bank; however, a subsidiary of a bank that engages in bank permissible activities is generally not treated as an affiliate. The MHC and the Company will be affiliates of HarborOne Bank because of their control of HarborOne Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Transactions with affiliates also must be consistent with safe and sound banking practices, generally not involve the purchase of low-quality assets and be on terms that are as favorable to the insured depository institution as comparable transactions with non-affiliates.

The Bank's authority to extend credit to its directors, executive officers and 10.0% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve. Among other things, these provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.

In addition, extensions of credit in excess of certain limits must be approved by HarborOne Bank's loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement.    The FDIC has extensive enforcement responsibility over state non-member banks and has authority to bring enforcement actions against all "institution-affiliated parties," including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action by the FDIC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized." The FDIC may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment without federal assistance. The FDIC also has the authority to terminate deposit insurance.

Standards for Safety and Soundness.    Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching.    Federal law permits well-capitalized and well-managed bank holding companies to acquire banks in any state, subject to Federal Reserve approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, pursuant to the Dodd-Frank Act, banks are now permitted to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for banks chartered by the host state.

Prompt Corrective Action Regulations.    The FDIC is required by law to take supervisory action against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution's level of capital.

An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a Tier 1 leverage ratio of less than 4.0% is considered to be "undercapitalized." An institution that has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." An institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized."

Generally, a receiver or conservator must be appointed for an institution that is "critically undercapitalized" within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date that an institution is deemed to have received notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Any holding company of an institution that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the institution's assets at the time it was deemed to be undercapitalized by the FDIC or the amount necessary to restore the institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts.    The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured depository institutions such as the Bank. Deposit accounts in the Bank are insured by the FDIC up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

 Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years.  The rule updated the data and methodology that the FDIC uses to determine risk-based assessment rates for these institutions with the intent of better reflecting risks and ensuring that banks that take on greater risks pay more for deposit insurance than their less risky counterparts. The rule revised the financial ratios method used to determine assessment rates for these banks so that it is based on a statistical model that estimates the probability of failure over three years.  The rule eliminated risk categories for established small banks and uses the financial ratios method.  Under this method each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products will be added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating).  This method takes into account various measures that are similar to the factors that the FDIC previously considered in assigning institutions to risk categories, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.   Under the small bank pricing rule, beginning the first assessment period after June 30, 2016, where the DIF’s reserve ratio has reached 1.15%, assessments for established small banks with a CAMELS rating of 1 or 2 will range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 may range from 11 to 30 basis points, after adjustments.  Assessments for established small banks with a CAMELS rating of 3 will range from 3 to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation, or FICO, is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. As of September 30, 2015, the annualized FICO assessment was equal to 0.600 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements.    State non-member banks are prohibited, subject to certain exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Reserve System.    Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Bank's required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $15.2 million, which are exempt. Transaction accounts greater than $15.2 million up to $110.2 million have a reserve requirement of 3.0%, and those greater than $110.2 million have a reserve requirement of approximately $2.9 million plus 10.0% of the amount over $110.2 million. The Federal Reserve generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

Federal Home Loan Bank System.    The Bank is a member of the FHLB of Boston, which is one of the 12 regional Federal Home Loan Banks comprising the FHLB System. Each FHLB serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, HarborOne Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2016, HarborOne Bank was in compliance with this requirement. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. HarborOne Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB stock. As of December 31, 2016, no impairment has been recognized.

At its discretion, the FHLB may declare dividends on the stock. The FHLBs are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the FHLBs imposing a higher rate of interest on advances to their members. As a result of losses incurred, the FHLB of Boston suspended and did not pay dividends in 2009 and 2010. However, the FHLB resumed payment of quarterly dividends in 2011 equal to an annual yield of 0.30% and continued to pay quarterly dividends in 2012 equal to an annual yield of 0.50% and in 2013 equal to an annual yield of 0.38%. In 2014, 2015 and 2016, the FHLB of Boston paid quarterly dividends with an annual yield of 1.49%, 2.54%, and 3.80%, respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs also will not cause a decrease in the value of the FHLB stock held by the Bank.

Massachusetts Banking Laws and Supervision

General.    As a Massachusetts stock co-operative bank, the Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner that is unsafe, unsound or contrary to the depositors' interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.

Lending Activities.    A Massachusetts co-operative bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Insurance Sales.    A Massachusetts bank may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. HarborOne Bank does not sell or refer insurance products, and has not sought approval for insurance sales activities.

Dividends.    A Massachusetts co-operative bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank's capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.

Parity Authority.    A Massachusetts bank may, after providing 30 days' prior notice to the Massachusetts Commissioner of Banks, exercise any power and engage in any activity that has been authorized for national banks, federal savings associations or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity.

Loans-to-One Borrower Limitations.    Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20.0% of the total of the bank's capital stock, surplus and undivided profits.

Loans to a Bank's Insiders.    Massachusetts banking law prohibits any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except to the extent permitted by federal law.

Regulatory Enforcement Authority.    Any Massachusetts co-operative bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank's business in an unsafe or unsound manner or contrary to the depositors interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Massachusetts Commissioner of Banks also has authority to take possession of a bank and appoint a liquidating agent under certain conditions such as an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner of impaired capital. In addition, Massachusetts consumer protection and civil rights statutes applicable to HarborOne Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney's fees in the case of certain violations of those statutes.

Co-operative Central Bank and Share Insurance Fund.    All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures co-operative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution's risk category, similar to the method currently used to determine assessments by the FDIC discussed above under "—Federal Banking Regulation—Insurance of Deposit Accounts."

Protection of Personal Information.    Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has additional statutes and regulations that are similar to certain of the federal provisions discussed below.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, which governs disclosures of credit terms to consumer borrowers;
•

Real Estate Settlement Procedures Act, which requires that borrowers of mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, which requires financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, which governs the use and provision of information to credit reporting agencies;
•

Biggert-Waters Flood Insurance Reform Act of 2012, which mandates flood insurance for mortgage loans secured by residential real estate in certain areas; and rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the CFPB issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting "ability to repay" and "qualified mortgage" standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. The Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth in Savings Act, which governs the disclosure of terms and conditions regarding interest and fees related to deposit accounts;
•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

USA PATRIOT Act, which requires depository institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business startups Act of 2012. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from having outside auditors attest as to our internal control over financial reporting. In addition, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

We could be an emerging growth company for up to five years. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of this offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

We may not be able to successfully implement our strategic plan.

Our growth is essential to improving our profitability, and we expect to incur expenses related to the implementation of our strategic plan, including hiring initiatives and the development and marketing of new products and services. We may not be able to successfully implement our strategic plan, and therefore may not be able to increase profitability in the timeframe that we expect or at all, and could experience a decrease in profitability.

The successful implementation of our strategic plan will require, among other things that we attract new customers that currently bank at other financial institutions in our market area or adjacent markets. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, our ability to attract and retain experienced lenders, and our ability to maintain high asset quality as we increase our loan portfolio. While we believe we have the management resources and internal systems in place to successfully manage our future growth, growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branch network to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.

Commercial and commercial real estate loans carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

We intend to continue our focus on prudently growing our commercial and commercial real estate loan portfolio. At December 31, 2016, $596.3 million, or 30.0%, of our loan portfolio consisted of commercial and commercial real estate loans. Given their larger balances and the complexity of the underlying collateral, commercial and commercial real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial and commercial real estate portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial and commercial real estate portfolio has increased $260.4 million, or 77.5%, from $336.0 million at December 31, 2015 to $596.3 million at December 31, 2016. A large portion of our commercial and commercial real estate portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our portfolio of indirect auto lending exposes us to increased credit risks.

At December 31, 2016, $547.4 million, or 27.5% of our total loan portfolio, consisted of auto loans, primarily originated through automobile dealers for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2016, one- to four-family residential real estate loans comprised $678.0 million, or 34.1% of our total loan portfolio, and second mortgage and equity lines of credit comprised $93.0 million, or 4.7% of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater Boston metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. For more information about our market area, see the sections of this Form 10-K entitled "Business of HarborOne Bank—Market Area" and "—Competition."

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

At December 31, 2016, our allowance for loan losses totaled $17.0 million, which represented 0.85% of total loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

Our efficiency ratio is high, and we anticipate that it may remain high, as a result of the ongoing implementation of our business strategy.

Our non-interest expense totaled $114.7 million and $78.0 million for the years ended December 31, 2016 and 2015, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of our implementation of our business strategy. Our efficiency ratio totaled 89.47% and 88.85% for the years ended December 31, 2016 and 2015, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

The building of market share through de novo branching and expansion of our commercial lending capacity will cause our expenses to increase faster than revenues.

We intend to continue to build market share through de novo branching, the establishment of additional loan production offices and the expansion of our commercial lending capacity. There can be considerable costs involved in opening branches and loan production offices and expanding our lending capacity that generally require a period of time to generate the necessary revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings for some period of time until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of any of our new branches or loan production offices. Finally, our business expansion may not be successful after establishment.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposits and funds from the repayments and maturities of loans and investments. As we continue to grow, we may become more dependent on these sources, which include FHLB advances, borrowings from the Federal Reserve Bank of Boston, proceeds from the sale of loans, and brokered certificates of deposit. At December 31, 2016, we had $275.1 million of FHLB advances outstanding with an additional $344.6 million of available borrowing capacity, and $151.2 million of available borrowing capacity from the Federal Reserve Bank of Boston. If we were no longer considered to be "well capitalized," as defined by applicable federal regulations, it would materially restrict our ability to acquire and retain brokered deposits and could reduce the maximum borrowing limits we currently have available through the FHLB. Additionally, adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Changes in interest rates may hurt our profits and asset value.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Changes in the general level of interest rates can affect our net interest income by affecting the difference between the weighted-average yield earned on our interest-earning assets and the weighted-average rate paid on our interest-bearing liabilities, or interest rate spread, and the average life of our interest-earning assets and interest-bearing liabilities. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates may still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

An increase in interest rates may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released and retained basis. We also earn interest on loans held for sale while they are awaiting delivery to our investors. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

We use significant assumptions and estimates in our financial models to determine the fair value of certain assets, including mortgage servicing rights, origination commitments and loans held for sale. If our assumptions or estimates are incorrect, that may have a negative impact on the fair value of such assets and adversely affect our earnings.

We use internal and third party financial models that utilize market data to value certain assets, including mortgage servicing rights when they are initially acquired and on a quarterly basis thereafter. The methodology used to estimate these values is complex and uses asset-specific collateral data and market inputs for interest and discount rates and liquidity dates. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. If prepayment speeds increase more than estimated, or if delinquency or default levels are higher than anticipated, we may be required to write down the value of certain assets, which could adversely affect our earnings. Prepayment speeds are significantly impacted by fluctuations in interest rates and are therefore difficult to predict. During periods of declining interest rates, prepayment speeds increase resulting in a decrease in the fair value of the mortgage servicing rights. In addition, there can be no assurance that, even if our models are correct, these assets could be sold for our carrying value should we chose or be forced to sell them in the open market.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets or deposits.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and nearby Boston, Massachusetts, and Providence, Rhode Island. As a community bank, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Our banking business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and HarborOne Bank may conduct business and obtain financing.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change.  Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the section of Form 10-K entitled "Supervision and Regulation" for a discussion of the regulations to which we are subject.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

We became subject to new capital requirements in 2015. These new standards, which now apply and will be fully phased-in over the next several years, force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital and may dilute shareholder value or limit our ability to pay dividends or otherwise return capital to our investors through stock repurchases. Pursuant to the Dodd-Frank Act, we were permitted to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. We made this election.

An increase in FDIC or Co-operative Central Bank insurance assessments could significantly increase our expenses.

The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. The FDIC has the authority to increase assessments in order to maintain the Deposit Insurance Fund ratio at particular levels. In addition, if our regulators issue downgraded ratings of the Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us. All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures co-operative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Increases in assessments by either the FDIC or the Co-operative Central Bank could significantly increase our expenses.

If we are required to repurchase mortgage loans that we have previously sold, it could negatively affect our earnings.

In connection with selling residential mortgage loans in the secondary market, our agreements with investors contain standard representations and warranties and early payment default clauses that could require us to repurchase mortgage loans sold to these investors or reimburse the investors for losses incurred on loans in the event of borrower default within a defined period after origination or, in the event of breaches of contractual representations or warranties made at the time of sale that are not remedied within a defined period after we receive notice of such breaches, or refund the profit received from the sale of a loan to an investor if the borrower pays off the loan within a defined period after origination. If we are required to repurchase mortgage loans or provide indemnification or other recourse, this could significantly increase our costs and thereby affect our future earnings.

Changes in the valuation of our securities could adversely affect us.

Most of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary, or "OTTI." For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

Changes in the valuation of goodwill could adversely affect us.

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2016, our goodwill and net intangible assets totaled $13.6 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders' equity and financial results.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations, we may at some point need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Massachusetts Commissioner of Banks or the Federal Reserve, we may be subject to adverse regulatory action.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

The financial services industry is subject to intense scrutiny from bank supervisors in the examination process and aggressive enforcement of federal and state regulations, particularly with respect to mortgage-related practices and other consumer compliance matters, and compliance with anti-money laundering, Bank Secrecy Act and Office of Foreign Assets Control regulations, and economic sanctions against certain foreign countries and nationals. Enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations; however, some legal and regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. Failure to comply with these and other regulations, and supervisory expectations related thereto, may result in fines, penalties, lawsuits, regulatory sanctions, reputation damage, or restrictions on our business.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment and nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act or other fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

We face continuing and growing security risks to our information base, including the information we maintain relating to our customers.

We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. In the ordinary course of business, we rely on electronic communications and information systems to conduct our business and to store sensitive data, including financial information regarding customers.  Our electronic communications and information systems infrastructure could be susceptible to cyberattacks, hacking, identity theft or terrorist activity.  We have implemented and regularly review and update extensive systems of internal controls and procedures as well as corporate governance policies and procedures intended to protect our business operations, including the security and privacy of all confidential customer information. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.

We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Any breach of our system security could result in disruption of our operations, unauthorized access to confidential customer information, significant regulatory costs, litigation exposure and other possible damages, loss or liability. Such costs or losses could exceed the amount of available insurance coverage, if any, and would adversely affect our earnings. Also, any failure to prevent a security breach or to quickly and effectively deal with such a breach could negatively impact customer confidence, damaging our reputation and undermining our ability to attract and keep customers.

We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.

We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

If our risk management framework does not effectively identify or mitigate our risks, we could suffer losses.

Our risk management framework seeks to mitigate risk and appropriately balance risk and return. We have established processes and procedures intended to identify, measure, monitor and report the types of risk to which we are subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. We seek to monitor and control our risk exposure through a framework of policies, procedures and reporting requirements. Management of our risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, we may incur losses. In addition, there may be risks that exist, or that develop in the future, that we have not appropriately anticipated, identified or mitigated. If our risk management framework does not effectively identify or mitigate our risks, we could suffer unexpected losses and could be materially adversely affected.

Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may adversely impact our financial statements.

From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset.  Additionally, our deferred tax asset is measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.  Accordingly, a change in enacted tax rates may result in a decrease or increase in our deferred tax asset.  Local, state or federal tax authorities may interpret laws and regulations differently than we do and challenge tax positions that we have taken on tax returns.  This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items.  The differences in treatment may result in payment of additional taxes, interest, penalties, or litigation costs that could have a material adverse effect on our results.

Acquisitions may disrupt our business and dilute stockholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

 Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;
•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•	potential exposure to unknown or contingent tax or other liabilities of the target company;
•	exposure to potential asset quality problems of the target company;
•	potential volatility in reported income associated with goodwill impairment losses;
•	difficulty and expense of integrating the operations and personnel of the target company;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential disruptions to our business;
•	potential diversion of our management’s time and attention;
•	the possible loss of key employees and customers of the target company; and
•	potential changes in banking or tax laws or regulations that may affect the target company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2016, we conducted business throughout our Southeastern Massachusetts network of 14 full-service branches, two limited service branches, a commercial loan office in Providence, Rhode Island, a residential lending office in Westford, Massachusetts, 13 free-standing ATMs, and two campuses providing a range of educational services through “HarborOne U”.  Merrimack Mortgage Company, LLC, a subsidiary of HarborOne Bank, is a full-service mortgage lender with 34 office in Massachusetts, New Hampshire and Maine, and also does business in seven additional states.  We own 10 and lease 41 of our offices.  At December 31, 2016, the total net book value of our land, buildings, furniture, fixtures and equipment was $24.2 million.

ITEM 3.  LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or as a defendant other than routine legal proceedings occurring in the ordinary course of business.  We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM  4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “HONE”.  The approximate number of shareholders of record of the Company’s common stock as of March 13, 2017 was 1,568.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The Company completed its initial public offering on June 29, 2016, and its stock commenced trading on June 30, 2016.  The following table sets forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by NASDAQ.  The Company has not paid any dividends to its stockholders to date.  See “Dividends” below.  On March 13, 2017, the closing market price of the Company’s common stock was $18.77.

	Market Prices		Dividends
2016	High	Low	Declared

Fourth quarter	$20.19	$15.13	$—
Third quarter	$15.99	$12.53	$—
Second quarter	N/A	N/A	N/A
First quarter	N/A	N/A	N/A

Stock Performance Graph

The Company’s shares of common stock began trading on the NASDAQ Global Select Market on June 30, 2016.  Accordingly, no comparative stock performance information is available for periods ending prior to this date.  The performance graph below compares the Company’s cumulative shareholder return on its common stock since inception of trading on June 30, 2016 to the cumulative total return of the Russell 2000 index of small capitalization companies and the SNL U.S. Thrift Composite comprising thrifts with total assets of $1.0 billion to $5.0 billion.  The initial offering price of the Company’s shares was $10.00 per share, however the graph below depicts the cumulative return on the stock since inception of trading at $12.99 per share on June 30, 2016.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period.  The return is based on the initial investment of $100.00.

The following information in this Item 5 of this Annual Report 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to be liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference to such filing.  The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance.  Information used in the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

The following chart depicts the total return performance of the Company:

HarborOne Bank

	Period Ending
Index	07/01/16	07/31/16	08/31/16	09/30/16	10/31/16	11/30/16	12/31/16
HarborOne Bank	100.00	104.61	114.99	123.03	133.26	146.76	150.98
Russell 2000	100.00	105.52	107.39	108.58	103.42	114.96	118.18
SNL U.S. Thrift $1B-$5B	100.00	103.26	108.19	108.78	111.30	125.51	136.19

Source : SNL Financial, an offering of S&P Global Market Intelligence

(b) Not applicable.

(c) Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

The summary financial information presented below is derived in part from our consolidated financial statements.  The following is only a summary and should be read in conjunction with the consolidated Financial Statements and Notes beginning on page 55.  The information at December 31, 2016 and 2015 and for each of the years in the three year period ended December 31, 2016, 2015 and 2014 is derived in part from the audited consolidated financial statements that appear in this Annual Report on Form 10-K.  The information at December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is derived in part from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Financial Condition Data:
Total assets	$2,448,310	$2,163,142	$2,041,879	$1,957,671	$1,871,335
Cash and cash equivalents	50,215	40,652	52,983	75,342	108,196
Securities available for sale, at fair value	136,469	128,541	148,015	135,418	125,194
Securities held to maturity, at cost	47,877	63,579	58,384	57,277	5,560
Mortgage loans held for sale, at fair value(1)	86,443	63,797	3,525	2,061	11,497
Loans receivable, net	1,981,747	1,729,388	1,651,894	1,591,814	1,518,021
Deposits	1,804,753	1,691,212	1,500,115	1,414,960	1,328,720
Borrowings	275,119	249,598	329,602	339,606	344,609
Total equity	329,384	190,688	183,458	180,803	175,896

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Selected Operating Data:
Interest and dividend income	$74,756	$66,800	$61,079	$59,973	$66,702
Interest expense	13,761	14,575	15,878	16,381	20,311
Net interest income	60,995	52,225	45,201	43,592	46,391
Provision for loan losses	4,172	1,257	2,589	2,235	3,839
Net interest income, after provision for loan losses	56,823	50,968	42,612	41,357	42,552
Mortgage banking income(1)	50,999	20,230	1,433	2,293	8,453
Gains on sale and calls of securities	283	295	483	794	204
Other noninterest income	15,821	14,848	13,694	13,191	12,408
Noninterest expense	114,698	78,014	54,302	53,370	54,900
Income before income taxes	9,228	8,327	3,920	4,265	8,717
Income tax expense (benefit)(2)	3,297	2,559	1,350	(2,909)	N/A
Net income	$5,931	$5,768	$2,570	$7,174	$8,717

(1) Reflects the acquisition of Merrimack Mortgage on July 1, 2015. Mortgage loans held for sale were carried at the lower of cost or fair value prior to July 1, 2015.
(2) As a credit union during 2012, HarborOne Bank was not a taxable entity.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012 (4)

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.26%	0.27%	0.13%	0.38%	0.46%
Return on average equity (ratio of net income to average equity)	2.26	3.04	1.38	3.98	5.01
Interest rate spread(1)	2.71	2.50	2.26	2.23	2.34
Net interest margin(2)	2.84	2.60	2.38	2.36	2.51
Efficiency ratio(3)	89.47	88.85	88.99	88.88	81.11
Average interest-earning assets to average interest-bearing liabilities	121.83	115.38	115.72	115.73	115.29
Average equity to average total assets	11.50	8.93	9.40	9.54	9.23
Asset Quality Ratios:
Non-performing assets to total assets	0.94%	1.47%	1.87%	1.90%	2.19%
Non-performing loans to total loans	1.06	1.69	2.12	2.13	2.57
Allowance for loan losses to non-performing loans	80.11	46.56	39.49	42.44	43.73
Allowance for loan losses to total loans	0.85	0.79	0.84	0.90	1.12
Net loans charged off as a percent of average loans outstanding	0.05	0.09	0.20	0.32	0.28
Capital Ratios(4):
Common equity tier 1 to risk weighted assets	16.2%	10.8%	N/A %	N/A %	N/A %
Tier 1 capital to risk weighted assets	16.2	10.8	12.2	14.0	N/A
Total capital to risk weighted assets	17.0	11.7	13.1	13.0	N/A
Tier 1 capital to average assets	13.2	8.3	8.9	9.1	N/A

(1) Represents the difference between the weighted average yield on average interest-earning assets on a tax equivalent basis and the weighted average cost of interest-bearing liabilities.
(2) Represents net interest income as a percent of average interest-earning assets.
(3) Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4) As a credit union during 2012, HarborOne Bank was subject to different capital requirements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation. The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company's financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-K and should be read in conjunction therewith.

Overview

On June 29, 2016, the Company completed its conversion from the mutual holding company to the stock holding company form of organization. The Company sold 32,120,880 shares of common stock at $10.00 per share, including 17,281,188 shares to the MHC.   The Company’s principal subsidiary is the Bank. The Bank is a state chartered co-operative bank whose primary subsidiary is a residential mortgage company, Merrimack Mortgage Company, LLC., acquired on July 1, 2015.

As described in the notes to consolidated financial statements, we have two reportable segments: HarborOne Bank and Merrimack Mortgage. The Bank segment provides consumer and business banking products and services to customers. Consumer products include loan and deposit products, and business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The Merrimack Mortgage segment consists of originating residential mortgage loans primarily for sale in the secondary market.

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  The Merrimack Mortgage segment generates the significant majority of our noninterest income.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2016 and 2015, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of the Company, which includes the consolidated operations of HarborOne Bank and Merrimack Mortgage, for the same periods.

For revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8. “Financial Statements and Supplementary Data – Note 21: Segment Reporting.”

Critical Accounting Policies

Certain of our accounting policies, which are important to the portrayal of our financial condition, require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. The allowance consists of general, allocated and unallocated components. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 6, “Loans” within Notes to Consolidated Financial Statements included in item 8 of this annual report.

Goodwill.    The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition. Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized. Identifiable intangible assets include non-compete contracts and are being amortized on a straight-line basis over their estimated lives. Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The impairment test uses a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this assessment, we determine that it is more likely than not that the fair value is less than the carrying value, the two step quantitative impairment test is performed. Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the carrying amount exceeds fair value, an impairment charge is recorded through earnings. Management has identified two reporting units for purposes of testing goodwill for impairment. Our reporting units are the same as the segments used for segment reporting—HarborOne Bank and Merrimack Mortgage.

Deferred Tax Assets.    Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Management reviews deferred tax assets on a quarterly basis to identify any uncertainties pertaining to realization of such assets. In determining whether a valuation allowance is required against deferred tax assets, management assesses historical and forecasted operating results, including a review of eligible carryforward periods, tax planning opportunities and other relevant considerations. We believe the accounting estimate related to the valuation allowance is a critical estimate because the underlying assumptions can change from period to period. For example, tax law changes or variances in future projected operating performance could result in a change in the valuation allowance. Should actual factors and conditions differ materially from those used by management, the actual realization of net deferred tax assets could differ materially from the amounts recorded in the financial statements. If we were not able to realize all or part of our deferred tax assets in the future, an adjustment to the related valuation allowance would be charged to income tax expense in the period such determination was made and could have a negative impact on earnings. In addition, if actual factors and conditions differ materially from those used by management, we could incur penalties and interest imposed by taxing authorities.

Derivatives.  Derivative instruments are used in relation to our mortgage banking activities and require significant judgment and estimates in determining their fair value.  We hold derivative instruments, which consist of interest rate lock agreements related to expected funding of fixed-rate mortgage loans to customers and forward commitments to sell mortgage loans.  Our objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale.  Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value.  Both the interest rate lock commitments and the forward commitments are reported at fair value, with adjustments recorded in “Mortgage banking income”.

Mortgage Servicing Rights. We recognize the rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights” or “MSRs”. MSRs are generally recognized when loans are sold and the servicing is retained by us and are initially recorded at fair value. We base the fair value of our MSRs on a valuation performed by a third-party valuation specialist. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, servicing costs, contractual servicing fee income, and ancillary income. Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of residential MSRs are reported in “Mortgage banking income”.

Please see the Notes to the Consolidated Financial Statements for additional discussion of accounting policies.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Total Assets.    Total assets increased $285.2 million, or 13.18%, to $2.45 billion at December 31, 2016 from $2.16 billion at December 31, 2015. The increase was primarily due to a $252.4 million, or 14.59% increase in net loans as we continued to focus on commercial loan growth.

Loans Held for Sale.    Loans held for sale at December 31, 2016 were $86.4 million, an increase of $22.6 million from $63.8 million at December 31, 2015, primarily due to ongoing mortgage refinance and origination activity. Of the loans held for sale at December 31, 2016, $80.1 million were originated by Merrimack Mortgage and $6.3 million were originated by the Bank.

Loans, net.    At December 31, 2016, net loans were $1.98 billion, an increase of $252.4 million, or 14.59%, from $1.73 billion at December 31, 2015, primarily due to an increase in commercial real estate, commercial, and construction loans, reflecting the continued execution of Managements’ commercial loan growth strategy. Commercial real estate loans increased $230.3 million, or 86.76%, to $495.8 million at December 31, 2016 from $265.5 million at December 31, 2015. Commercial loans increased $30.0 million, or 42.61%, to $100.5 million at December 31, 2016 and construction loans increased $22.6 million, or 63.11%, to $58.4 million at December 31, 2016, primarily due to commercial construction loan originations.  Consumer loans increased $14.2 million, or 2.58%, including the sale of $10.0 million of indirect auto loans, primarily due to growth in the assigned lease portfolio as Management deemphasized indirect auto originations. Our residential portfolio decreased by $39.4 million, or 4.86%, for the same period partially due to sales of $29.4 million, with servicing retained by the Company. The low mortgage rate environment in 2016 resulted in our portfolio payoffs outpacing originations as we generally sell fixed rate mortgages. The allowance for loan losses was $17.0 million at December 31, 2016 and $13.7 million December 31, 2015.

The following table provides the composition of our loan portfolio at the dates indicated:

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Residential real estate:
One- to four-family	$677,946	34.1%	$710,969	41.1%	$768,129	46.5%	$806,371	50.7%	$781,445	51.4%
Second mortgages and equity lines of credit	92,989	4.7	99,374	5.7	95,465	5.8	96,194	6.0	104,766	6.9
Commercial real estate	495,801	24.9	265,482	15.3	142,452	8.6	63,795	4.0	42,694	2.8
Construction	58,443	2.9	35,830	2.1	26,125	1.6	29,822	1.9	20,476	1.3
	1,325,179	66.6	1,111,655	64.2	1,032,171	62.5	996,182	62.6	949,381	62.4
Commercial	100,501	5.1	70,472	4.1	47,453	2.9	22,969	1.4	16,473	1.1
Consumer:
Auto	547,400	27.5	532,071	30.7	556,095	33.7	559,661	35.2	544,206	35.8
Personal	15,704	0.8	16,873	1.0	15,968	1.0	12,826	0.8	10,889	0.7
Total consumer	563,104	28.3	548,944	31.7	572,063	34.6	572,487	36.0	555,095	36.5
Total Loans	1,988,784	100.0%	1,731,071	100.0%	1,651,687	100.0%	1,591,638	100.0%	1,520,949	100.0%
Allowance for loan losses	(16,968)		(13,700)		(13,934)		(14,529)		(17,254)
Net deferred loan origination costs	9,931		12,017		14,141		14,705		14,326
Loans, net	$1,981,747		$1,729,388		$1,651,894		$1,591,814		$1,518,021

The following table sets forth our loan originations, sales, purchases and principal repayment activities during the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Total loans and loans held for sale at beginning of year (excluding net deferred loan costs)	$1,794,868	$1,655,212	$1,593,699

Loan originations:
Residential real estate:
One- to four-family residential - Bank	203,730	156,403	105,344
One- to four-family residential - Merrimack Mortgage	1,357,483	547,795	—
Second mortgages and lines of credit	36,470	32,725	28,881
Commercial real estate	218,826	132,053	78,394
Construction	86,010	28,263	29,523
Total mortgage loans on real estate	1,902,519	897,239	242,142
Commercial	45,534	19,143	13,766
Consumer	258,969	254,444	291,832
Total loans originations	2,207,022	1,170,826	547,740

Loan purchases: (1)
Residential real estate:
One- to four-family residential acquired from MMC on July 1, 2015	—	81,410	—
Commercial real estate	57,207	33,018	6,977
Construction	5,500	—	—
Total mortgage loans on real estate	62,707	114,428	6,977
Commercial	11,118	12,985	23,133
Total loan purchases	73,825	127,413	30,110

Loan sales: (2)
Residential real estate:
One- to four-family residential - Bank	(120,867)	(103,886)	(57,843)
One- to four-family residential - Merrimack Mortgage	(1,338,163)	(567,663)	—
Commercial	(23,650)	(4,930)	—
Construction	(7,000)	—	—
Total mortgage loans on real estate	(1,489,680)	(676,479)	(57,843)
Consumer	(10,010)	(31,337)	(40,697)
Total loan sales	(1,499,690)	(707,816)	(98,540)

Other:
Principal repayments	(411,485)	(392,096)	(379,209)
Net charge-offs	(904)	(1,491)	(3,184)
Unadvanced funds on originations	(86,712)	(54,736)	(32,742)
Transfer to other real estate owned	(1,697)	(2,444)	(2,662)
Total other	(500,798)	(450,767)	(417,797)
Net loan activity	280,359	139,656	61,513
Total loans and loans held for sale at end of year (excluding net deferred loan costs)	$2,075,227	$1,794,868	$1,655,212

(1) Includes loan purchases and participations by the Bank in loans originated by other financial institutions.
(2) Includes loan sales and participations by other financial institutions in loans originated by the Bank.

The following table sets forth certain information at December 31, 2016 regarding scheduled contractual maturities during the period indicated.  The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The following table also sets forth the rate structure of loans scheduled to mature after one year. The amounts shown below exclude net deferred loan fees.

	One- to	Second Mortgage
	Four-Family	and Equity
	Residential	Lines of	Commercial				Total
	Real Estate	Credit	Real Estate	Construction	Commercial	Consumer	Loans
	(in thousands)
Amounts due in:
One year or less	$51	$58	$1,829	$1,221	$20,960	$38,128	$62,247
After one year through five years	23,794	9,287	127,188	7,148	41,445	485,573	694,435
Beyond five years	654,101	83,644	366,784	50,074	38,096	39,403	1,232,102
Total	$677,946	$92,989	$495,801	$58,443	$100,501	$563,104	$1,988,784
Interest rate terms on amounts due after one year:
Fixed rate	$607,403	$12,016	$213,580	$17,195	$32,324	$524,976	$1,407,494
Adjustable rate	$70,492	$80,915	$280,392	$40,027	$47,217	$—	$519,043

Generally, the actual maturity of loans is shorter than their contractual maturity due to prepayments. The average life of residential real estate loans are impacted by the current interest rate environment. The average life tends to increase when current mortgage loan rates are higher than the rates of the loans in the portfolio and decrease when current rates are lower than the rates of the loans in the portfolio. Also, commercial and commercial real estate loans may be renewed at or near maturity resulting in significant differences in principal payments actually received as compared to amounts contractually due in a period.

Securities.    Total investment securities at December 31, 2016 were $184.3 million, a decrease of $7.8 million, or 4.05%, from December 31, 2015. The sale of $8.7 million of securities as well as $41.0 million in prepayments, calls and amortization were mostly offset by $43.7 million in securities purchases. The decline in investments reflects our continued strategy to change the composition of our balance sheet to higher yielding loans.  The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)
Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$9,983	$9,747	$5,000	$4,967	$4,891	$4,983
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	94,656	94,030	93,071	93,086	127,016	127,392
SBA asset-backed securities	32,852	32,692	30,258	30,488	15,539	15,640
Total securities available for sale	$137,491	$136,469	$128,329	$128,541	$147,446	$148,015

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	$—	$9,954	$9,940	$—	$—
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	22,834	22,783	27,594	27,563	32,088	32,372
Other bonds and obligations:
State and political subdivisions	25,043	26,189	26,031	27,703	26,296	27,933
Total securities held to maturity	$47,877	$48,972	$63,579	$65,206	$58,384	$60,305

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2016:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$—	—%	$5,000	2.75%	$4,983	2.75%	$9,983	2.75%
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	13,159	3.32	81,497	2.40	94,656	2.53
SBA asset-backed securities	—	—	—	—	6,498	2.77	26,354	2.65	32,852	2.67
Total debt securities	$—	—%	$—	—%	$24,657	3.06%	$112,834	2.47%	$137,491	2.58%

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	—	—	22,834	2.86	22,834	2.86
Other bonds and obligations:
State and political subdivisions	—	—	—	—	3,437	4.04	21,606	4.80	25,043	4.70
Total debt securities	$—	—%	$—	—%	$3,437	4.04%	$44,440	3.80%	$47,877	3.82%

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2016, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.85 billion. Total mortgage servicing rights were $20.3 million at December 31, 2016, compared to $13.0 million at December 31, 2015. The $7.4 million increase was primarily due to new loan servicing rights added and changes in market interest rates partially offset by loan repayments.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Balance, beginning of period (2016 at fair value)	$12,958	$2,168	$2,395
Change in accounting - fair value election	—	2,726	—
Additions from acquisition of MMC	—	5,116	—
Additions from loans sold with servicing retained	8,505	3,428	374
Changes in fair value due to :
Reductions from loans paid off during the period	(1,779)	(315)	(653)
Changes in valuation inputs or assumptions	649	(165)	52
Balance, end of period	$20,333	$12,958	$2,168

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at December 31, 2016 and December 31, 2015:

	December 31,
	2016	2015
Prepayment speed	9.49%	9.90%
Discount rate	9.25	9.10
Default rate	1.71	1.40

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

Deposits.    Deposits increased $113.5 million, or 6.71%, to $1.80 billion at December 31, 2016 from $1.69 billion at December 31, 2015. The growth in deposits was driven by an increase of $45.2 million in checking account deposits, $21.4 million in savings account deposits and $64.1 million in certificates of deposits which includes brokered deposits of $54.1 million. These increases were partially offset by a decline of $17.2 million in money market deposits that reflects an increase in consumer money market accounts of $49.1 million offset by a decrease of $66.2 million in municipal funds. During the year ended December 31, 2016, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.  Additionally, we established brokered certificates of deposit to provide another avenue of funding.

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2016			2015			2014
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)
Deposit type:
Noninterest-bearing demand	$221,212	12.7%	—%	$167517	10.4%	—%	$137,475	9.2%	—%
NOW accounts	120,661	6.9	0.06	109,674	6.8	0.07	101,642	6.8	0.07
Regular savings and club	314,304	18.1	0.17	286,381	17.7	0.17	270,776	18.2	0.19
Money market	622,032	35.8	0.45	559,745	34.7	0.44	440,597	29.6	0.42
Certificates of deposit	459,721	26.5	1.15	491,235	30.4	1.15	537,149	36.1	1.20
Total	$1,737,930	100.0%	0.50%	$1,614,552	100.0%	0.51%	$1,487,639	100.0%	0.58%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2016	2015	2014
	(in thousands)

Less than 0.50%	$76,462	$94,273	$111,573
0.50% to 0.99%	145,559	113,948	135,185
1.00% to 1.49%	181,007	115,203	113,040
1.50% to 1.99%	117,268	113,826	100,432
2.00% to 2.99%	6,430	25,247	41,258
3.00% and greater	—	95	16,480
Total	$526,726	$462,592	$517,968

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2016:

	Period to Maturity
		More than	More than	More than			% of Total
	Less than	One Year to	Two Years to	Three Years	More than		Certificate
	One Year	Two Years	Three Years	to Four Years	Four Years	Total	Accounts
	(dollars in thousands)

Less than 0.50%	$69,013	$7,449	$—	$—	$—	$76,462	14.52%
0.50% to 0.99%	119,341	24,796	1,422	—	—	145,559	27.64
1.00% to 1.49%	98,463	48,611	19,176	6,720	8,037	181,007	34.36
1.50% to 1.99%	70,661	13,956	14,825	11,769	6,057	117,268	22.26
2.00% to 2.99%	823	296	3,457	1,193	661	6,430	1.22
3.00% and greater	—	—	—	—	—	—	0.00
Total	$358,301	$95,108	$38,880	$19,682	$14,755	$526,726	100.00%

As of December 31, 2016, the aggregate amount of our term certificates of deposit in amounts greater than or equal to $250,000 was approximately $142.4 million.  The following table sets forth the maturity of these certificates as of December 31, 2016:

Maturity Period	Amount
(in thousands)

Three months or less	$10,610
Over three through six months	32,578
Over six months through one year	49,581
Over one year to three years	43,810
Over three years	5,780
Total	$142,359

Borrowings. Total borrowings from the FHLB were $275.1 million at December 31, 2016, an increase of $25.5 million from $249.6 million at December 31, 2015. The increase reflects a first quarter five-year term $20.0 million FHLB borrowing to fund commercial loan growth and $80.0 million of short-term borrowings partially offset by a $74.5 million prepayment of FHLB borrowings at a weighted average cost of 1.57% for a prepayment penalty of $400,000 that occurred in the second quarter to ensure compliance with the former de novo capital requirement of 8.0%.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated:

	At or For the Year Ended
	December 31,
	2016	2015	2014
	(dollars in thousands)

Balance outstanding at end of year	$275,119	$249,598	$329,602
Average amount outstanding during the year	$248,678	$296,016	$293,316
Maximum outstanding at any month end	$280,121	$334,602	$329,602
Weighted average interest rate during the year	1.97%	1.98%	2.33%
Weighted average interest rate at end of year	1.82%	2.08%	1.81%

Stockholders’ equity. Total stockholders’ equity was $329.4 million at December 31, 2016 compared to $190.7 million at December 31, 2015. The increases from the prior period reflect the Company’s mutual to stock conversion that was completed on June 29, 2016.  As part of the conversion, the Company established an ESOP which acquired 8% of the shares issued in the conversion, including shares contributed to the Foundation. The $11.3 million related to the ESOP is shown as a reduction to stockholders’ equity on the consolidated balance sheets.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

Overview.   Consolidated net income for the year ended December 31, 2016 was $5.9 million compared to net income of $5.8 million for the year ended December 31, 2015.  The year to date 2016 results include a one-time, pre-tax contribution of $4.8 million to establish the Foundation.  Excluding this non-recurring expense, net income would have been $8.8 million for the year ended December 31, 2016.

The table below shows the results of operations for the Company’s segments HarborOne Bank and Merrimack Mortgage for the years ended December 31, 2016 and 2015, the increase or decrease in those results.

									HarborOne
	HarborOne Bank				Merrimack Mortgage (1)				Bancorp (2)
									Year
	Year Ended				Year Ended				Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)		December 31,
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent	2016
	(dollars in thousands)

Net interest and dividend income	$59,122	$51,137	$7,985	15.6%	$1,873	$1,088	$785	72.2%	$—
Provision for loan losses	4,172	1,257	2,915	231.9	—	—	—	—	—
Net interest income, after provision for loan losses	54,950	49,880	5,070	10.2	1,873	1,088	785	72.2	—
Mortgage banking income:
Changes in mortgage servicing rights fair value	(778)	(763)	(15)	2.0	(352)	283	(635)	(224.4)	—
Other	4,857	2,986	1,871	62.7	47,272	17,724	29,548	166.7	—
Total mortgage banking income	4,079	2,223	1,856	83.5	46,920	18,007	28,913	160.6	—
Other noninterest income	16,091	15,123	968	6.4	13	20	(7)	(35.0)	—
Total noninterest income	20,170	17,346	2,824	16.3	46,933	18,027	28,906	160.3	—
Noninterest expense	68,255	61,249	7,006	11.4	41,663	16,765	24,898	148.5	4,780
Income before income taxes	6,865	5,977	888	14.9	7,143	2,350	4,793	204.0	(4,780)
Provision (benefit) for income taxes	2,195	1,631	564	34.6	3,076	928	2,148	231.5	(1,974)
Net income (loss)	$4,670	$4,346	$324	7.5%	$4,067	$1,422	$2,645	186.0%	$(2,806)

(1) Amounts reported for the Merrimack Mortgage segment for 2015 are for the six months ended December 31, 2015, as they were acquired on July 1, 2015.
(2) Formed June 29, 2016

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

	Year Ended December 31,
	2016			2015			2014
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)
Interest-earning assets:
Loans (1)	$1,931,271	$69,867	3.62%	$1,746,346	$61,413	3.52%	$1,618,958	$56,379	3.48%
Investment securities (2)	189,472	5,045	2.66	229,296	5,606	2.44	228,747	4,876	2.13
Other interest-earning assets	30,107	155	0.52	35,479	98	0.28	54,128	137	0.25
Total interest-earning assets	2,150,850	75,067	3.49	2,011,120	67,117	3.34	1,901,834	61,392	3.23
Noninterest-earning assets	127,721			110,501			83,965
Total assets	$2,278,571			$2,121,621			$1,985,798
Interest-bearing liabilities:
Savings accounts	$314,304	548	0.17	$286,381	492	0.17	$270,776	515	0.19
NOW accounts	120,661	76	0.06	109,674	69	0.06	101,642	67	0.07
Money market accounts	622,032	2,804	0.45	559,745	2,417	0.43	440,597	1,907	0.43
Certificates of deposit	449,607	5,188	1.15	491,235	5,722	1.16	537,149	6,544	1.22
Brokered deposits	10,114	94	0.93	—	—	—	—	—	—
Total interest-bearing deposits	1,516,718	8,710	0.57	1,447,036	8,700	0.60	1,350,164	9,033	0.67
FHLB advances	248,678	5,051	2.03	296,016	5,875	1.98	293,316	6,845	2.33
Total interest-bearing liabilities	1,765,396	13,761	0.78	1,743,051	14,575	0.84	1,643,480	15,878	0.97
Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,212			167,517			137,475
Other noninterest-bearing liabilities	29,855			21,596			18,185
Total liabilities	2,016,463			1,932,164			1,799,140
Total equity	262,108			189,457			186,658
Total liabilities and equity	$2,278,571			$2,121,621			$1,985,798
Tax equivalent net interest income		61,306			52,542			45,514
Tax equivalent interest rate spread (3)			2.71%			2.50%			2.26%
Less: tax equivalent adjustment		311			316			313
Net interest income as reported		$60,995			$52,225			$45,201
Net interest-earning assets (4)	$385,454			$268,069			$258,354
Net interest margin (5)			2.84%			2.60%			2.38%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis			2.85%			2.61%			2.39%
Ratio of interest-earning assets to interest-bearing liabilities	121.83%			115.38%			115.72%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments was 2.50%, 2.31% and 1.99% for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	Year Ended December 31,			Year Ended December 31,
	2016 v. 2015			2015 v. 2014
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)
Interest-earning assets:
Loans	$6,357	$2,097	$8,454	$4,397	$637	$5,034
Investment securities	(921)	360	(561)	12	718	730
Other interest-earning assets	1,733	(1,676)	57	(44)	5	(39)
Total interest-earning assets	7,169	781	7,950	4,365	1,360	5,725
Interest-bearing liabilities:
Savings accounts	43	13	56	29	(52)	(23)
NOW accounts	4	3	7	5	(3)	2
Money market accounts	257	130	387	515	(5)	510
Certificates of deposit	(445)	5	(440)	(543)	(279)	(822)
Total interest-bearing deposits	(141)	151	10	6	(339)	(333)
FHLB advances	(924)	100	(824)	62	(1,032)	(970)
Total interest-bearing liabilities	(1,065)	251	(814)	68	(1,371)	(1,303)
Change in net interest income	$8,234	$530	$8,764	$4,297	$2,731	$7,028

Interest and Dividend Income.    Interest and dividend income increased $8.0 million, or 11.9%, compared to year ended December 31, 2015, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans. Loan income increased $8.5 million to $70.0 million and average loans increased by $184.9 million from a year ago.

Interest Expense.    Compared to the same period in 2015, interest expense for the year ended December 31, 2016 decreased $814,000, or 5.6% to $13.8 million from $14.6 million. The decrease reflects a decrease in average FHLB borrowing of 16.0% combined with a 5 basis point increase in FHLB borrowing costs, partially offset by average deposit growth of 4.8% that was tempered by a 3 basis point decrease in cost of deposit funds. Average FHLB borrowings decreased due to the prepayment of FHLB borrowings in the second quarter of 2016.

Net Interest and Dividend Income.    Compared to 2015, net interest and dividend income for the year ended December 31, 2016 increased $8.8 million, or 16.8%, to $61.0 million from $52.2 million. The tax equivalent net interest spread increased 21 basis points to 2.71% for the year ended December 31, 2016 from 2.50% for the year ended December 31, 2015, and net interest margin on a tax equivalent basis also increased 24 basis points to 2.85% for the year ended December 31, 2016 from 2.61% for the year ended December 31, 2015.

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2016 and 2015.

Net Income.     Bank net income for the year ended December 31, 2016 increased $324,000 to $4.7 million from $4.4 million for the year ended December 31, 2015.  The increase in net income reflects an increase of $8.0 million in net interest income and $2.8 million in noninterest income partially offset by increases of $7.0 million in noninterest expense, $2.9 million in provision for loan losses and $564,000 in income tax provision.

Provision for Loan Losses.    We recorded a provision for loan losses of $4.2 million for the year ended December 31, 2016 compared to $1.3 million for the year ended December 31, 2015. The increase in provision reflects the continued growth in commercial loans shifting the composition of the loan portfolio to a higher percentage of commercial lending, which requires a higher level of loan loss reserves than loans secured by automobiles and residential property.  The increase was partially offset by a decrease in the level of net charge-offs to $904,000 for the year ended December 31, 2016 compared to $1.5 million for the same period in 2015. Additionally, credit quality improved as nonaccrual loans declined to $21.2 million at December 31, 2016 from $29.4 million at December 31, 2015.

Noninterest Income.     Compared to the year ended December 31, 2015, total noninterest income for the year ended December 31, 2016 increased $2.8 million, or 16.3%, to $20.2 million from $17.3 million. Total mortgage banking income increased $1.9 million as other mortgage banking income increased $1.9 million.  Other noninterest income increased $968,000 or 6.4%, to $16.1 million for the year ended December 31, 2016. The components of the increase include $380,000 related to the income recognized on commercial loan swaps and a deposit fee income increase of $470,000, primarily due to increased debit card interchange income.

Noninterest Expense.     Noninterest expense for the year ended December 31, 2016 increased $7.0 million, or 11.4% to $68.3 million from $61.2 million for the year ended December 31, 2015.  The increase primarily reflects increased salaries and benefit costs of $6.6 million, as the Bank continued its hiring of additional commercial lending and credit support staff during 2016.  The significant salary and benefit increases were $2.5 million in salaries, $1.2 million in ESOP expense and $1.2 million in incentive plan expenses.  Other elements of the year over year increase in noninterest expense are increases in marketing expense of $554,000, data processing of $437,000 and loan expenses of $316,000 offset by decreases in prepayment penalties on FHLB borrowings of $580,000 and other expenses of $404,000.  The decrease in other expenses was primarily due to a decrease in expenses related to strategic initiatives in 2016.

Income Tax Provision.    For the year ended December 31, 2016, the Bank recorded an expense of $2.2 million representing an effective tax rate of 32.0%.  For the year ended December 31, 2015, the tax provision expense was $1.6 million representing an effective tax rate of 27.3%.  The effective rate for 2016 was negatively impacted by nondeductible expenses related to the ESOP and the stock offering.

Merrimack Mortgage Segment

Results of Operations for the Year Ended December 31, 2016 and Since Acquisition on July 1, 2015 to December 31, 2015.

Results of operations for the periods ended December 31, 2016 and 2015 are discussed below. The Bank acquired Merrimack Mortgage on July 1, 2015.

Net Income.   Merrimack Mortgage recorded net income $4.1 million for the year ended December 31, 2016. For the six months ended December 31, 2015 net income was $1.4 million.

Noninterest Income.    During the year ended December 31, 2016, noninterest income totaled $46.9 million.  Included in this amount was gains on sale of mortgage loans of $40.2 million and loan fees, including servicing related income, of $6.8 million. For the six months ended December 31, 2015, noninterest income was $18.0 million, including $15.0 million in gains on sales of mortgage loans and $3.0 million in loan fees.

In the year ended December 31, 2016, Merrimack Mortgage originated $1.36 billion of residential mortgage loans and for the six months ended December 31, 2015 $547.8 million loans were originated. The following tables provide additional loan production detail (dollars presented in thousands):

	Year Ended December 31,		Six Months Ended December 31,
	2016		2015
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Source
Retail Offices	$1,070,722	78.9%	$428,835	75.7%
Third Party	286,761	21.1	118,963	24.3
Total	$1,357,483	100.0%	$547,797	100.0%

Product Type
Conventional	$865,972	63.8%	$301,783	53.3%
Government	419,794	30.9	184,843	36.6
State Housing Agency	55,867	4.1	33,851	8.4
Jumbo	15,131	1.1	26,992	1.5
Seconds	719	0.0	327	0.1
Total	$1,357,483	100.0%	$547,797	100.0%

Purpose
Purchase	$881,381	64.9%	$412,682	77.4%
Refinance	476,102	35.1	133,008	22.3
Total	$1,357,483	100.0%	$547,797	100.0%

Included in the gain on mortgage sales was $7.4 million of originated mortgage servicing rights for the year ended December 31, 2016. Originated mortgage serving rights were $2.6 million for the six months ended December 31, 2015. During the year ended December 31, 2016, Merrimack Mortgage sold $733.0 million of loans to Freddie Mac, Fannie Mae and to the Government National

Mortgage Association (“Ginnie Mae”) and recorded an average originated mortgage servicing right gain of 1.00% of the underlying mortgage amount.  For the six months ended December 31, 2015, there were $259.0 million of agency loan sales at an average originated mortgage servicing right gain of 1.02%.

Merrimack Mortgage’s mortgage loan servicing activities for the year ended December 31, 2016 consisted of $4.6 million in processing, underwriting and closing fees from customers and secondary market loan servicing fees, net of loan guarantee fees of $2.5 million. For the six months ended December 31, 2015, processing, underwriting and closing fees were $2.0 million and secondary market loan servicing fees, net of guarantee fees were $728,000. At December 31, 2016, the unpaid balance of the servicing portfolio totaled $1.21 billion as compared to $708.7 million at December 31, 2015.

During the year ended December 31, 2016 the fair value of mortgage servicing rights decreased $352,000 as compared to an increase of $283,000 in 2015. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tend to increase.  Although rates had begun to rise at the end of 2016 they had not fully recovered which resulted in the decrease in mortgage servicing rights fair value for 2016.

Noninterest Expense.     Noninterest expense for the year ended December 31, 2016 was $41.7 million, salary and benefits was $29.8 million including $8.6 million in salary expense and $17.4 million in commission related expenses, or 1.28% of closed loan volume.  Additionally, loan expenses were $8.3 million and included $6.8 million of direct loan origination expenses associated with the origination of $1.36 billion of mortgage loans and sub-servicing related expenses were $684,000.  Occupancy expenses were $1.7 million for the year ended December 31, 2016 and is primarily rent.

Salary and benefit expenses totaled $12.5 million for the six months ended December 31, 2015. Salary expense was primarily commission-related expenses of $7.1 million, or 1.31% of closed loan volume. Loan expenses totaled $2.8 million for the six months ended December 31, 2015, and included direct loan origination expenses of $1.9 million associated with the origination of $547.8 million of mortgage loans, $333,000 for subservicing expenses and $200,000 in repurchase reserve expense. Occupancy expense totaled $853,000 for the six months ended December 31, 2015, and primarily consisted of rent expense.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

Interest and Dividend Income.     Interest and dividend income increased $5.7 million, or 9.4%, to $66.8 million for the year ended December 31, 2015, compared to $61.1 million for the year ended December 31, 2014.  The increase was primarily due to a $5.0 million, or 8.9%, increase in interest on loans and loans held for sale to $61.4 million for the year ended December 31, 2015 from $56.4 million for the year ended December 31, 2014.  The increase in loan interest income was a result of a 5.8% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans.  Interest and dividend income on securities rose by $559,000, or 13.2%, from $4.2 million for the year ended December 31, 2014 to $4.8 million for the year ended December 31, 2015.  The increase in investment income in 2015 was primarily due to repositioning the portfolio during the year, which increased the portfolio yield by 31 basis points to 2.44% for the year ended 2015 compared to 2.13% for 2014.

Interest Expense.     Interest expense decreased $1.3 million, or 8.2%, to $14.6 million for the year ended December 31, 2015 from $15.9 million for the year ended December 31, 2014.  The decrease resulted from a $970,000 decrease in interest expense on borrowings as well as a $333,000 decrease in interest expense on interest-bearing deposits.  The decrease in interest expense on borrowings resulted from the early pre-payment of higher cost FHLB borrowings, which lowered the cost of borrowings from 2.33% in 2014 to 1.98% in 2015.  HarborOne Bank incurred a prepayment fee of $980,000 in order to terminate these fixed-rate borrowings prior to maturity.  The decrease in interest expense on deposits resulted from a change in the mix of deposits due to an increase in non-certificates of deposit.  Average non-certificates of deposit increased by $172.9 million, or 18.2%, to an average balance of $1.12 billion for the year ended December 31, 2015 compared to $950.5 million for the year ended December 31, 2014.  The cost of interest-bearing non-certificates of deposit remained the same at 31 basis points in 2015 as in 2014, versus the cost of certificates of deposits, which declined to 1.16% in 2015 from 1.22% in 2014.

Net Interest and Dividend Income.     Net interest and dividend income increased $7.0 million, or 15.5%, to $52.2 million for the year ended December 31, 2015 from $45.2 million for the year ended December 31, 2014.  Growth in higher yielding commercial loans was primarily funded with lower cost non-certificates of deposit.  The net interest spread increased 24 basis points to 2.50% in 2015 from 2.26% in 2014 and net interest margin rose by 22 basis points to 2.61% in 2015 from 2.39% in 2014.

HarborOne Bank Segment

The table below shows the results of operations for HarborOne Bank for the years ended December 31, 2014 and 2015 (excluding Merrimack Mortgage) and the increase or decrease in those results.

	HarborOne Bank

	Year Ended
	December 31,		Increase (Decrease)
	2015	2014	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$51,137	$45,201	$5,936	13.1%
Provision for loan losses	1,257	2,589	(1,332)	(51.4)
Net interest income, after provision for loan losses	49,880	42,612	7,268	17.1
Noninterest income	17,346	15,610	1,736	11.1
Noninterest expense	61,249	54,302	6,947	12.8
Income before provision for income taxes	5,977	3,920	2,057	52.5
Income tax provision	1,631	1,350	281	20.8
Net income	$4,346	$2,570	$1,776	69.1%

Net Income.     Bank net income increased by $1.8 million to $4.3 million for the year ended December 31, 2015 from $2.6 million for the year ended December 31, 2014, with pre-tax income increasing by $2.1 million to $6.0 million in 2015 from $3.9 million in 2014.  The increases in pre-tax and net income reflected a $7.3 million increase in net interest income, a $1.7 million increase in noninterest income and a $1.3 million decrease in the provision for loan losses, partially offset by a $6.9 million increase in noninterest expenses and a $281,000 increase in the provision for income taxes.

Provision for Loan Losses.     We recorded a provision for loan losses of $1.3 million for the year ended December 31, 2015 and $2.6 million for the year ended December 31, 2014.  The decrease in provision reflects a decrease in the level of net charge offs to $1.5 million in 2015 from $3.2 million in 2014.  Additionally, credit quality improved as nonaccrual loans declined to $29.4 million at December 31, 2015 from $35.3 million at December 31, 2014, and loans delinquent 90 days or more declined to $11.3 million as of December 31, 2015 from $16.2 million at December 31, 2014.  The continued improvement in credit quality factors was partially offset by the continued shift in the composition of the loan portfolio to a higher percentage of commercial lending which requires a higher level of loan loss reserve than loans secured by autos and residential property.

Noninterest Income.     Noninterest income increased $1.7 million, or 11.1%, to $17.3 million for the year ended December 31, 2015 compared to $15.6 million for the year ended December 31, 2014.  The increase was driven by an increase in bank-owned life insurance income of $778,000, an increase in commercial loan swap fee income of $474,000 recorded in other income.  There were no commercial loan swaps recorded in 2014.

Noninterest Expense.     Noninterest expense increased $6.9 million, or 12.8%, to $61.2 million for the year ended December 31, 2015 from $54.3 million for the year ended December 31, 2014.  Elements of the increase in noninterest expense included increased salaries and benefit costs of $4.6 million, as HarborOne Bank continued its hiring of additional commercial lending and credit support staff during 2015, and opened its first commercial loan production office.  Occupancy and equipment expense increased $814,000, or 10.7%, due to the unprecedented snowfall in 2015, resulting in an increase of $409,000 related to snow removal costs.

Income Tax Provision.     Provision for income taxes increased $281,000 to $1.6 million for the year ended December 31, 2015 from $1.4 million for the year ended December 31, 2014.  The increased provision for income taxes was mainly due to the $2.1 million increase in pre-tax earnings in 2015, offset by a decrease in the effective rate to 27.3% from 34.4%.

Asset Quality

The following table provides information with respect to our nonperforming assets, and troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$16,456	$25,841	$31,333	$29,729	$33,991
Second mortgages and equity lines of credit	1,686	2,386	1,102	2,301	2,126
Commercial real estate	—	173	1,241	654	373
Construction	134	136	—	482	1,677
Commercial	2,674	558	1,053	897	721
Consumer	230	333	555	175	568
Total nonaccrual loans (1)	21,180	29,427	35,284	34,238	39,456
Other real estate owned:
One- to four-family residential	1,767	2,286	2,915	2,884	1,308
Other repossessed assets	—	61	11	11	140
Total nonperforming assets	22,947	31,774	38,210	37,133	40,904
Performing troubled debt restructurings	25,134	24,963	26,814	31,492	32,971
Total nonperforming assets and performing troubled debt restructurings	$48,081	$56,737	$65,024	$68,625	$73,875

Total nonperforming loans to total loans (2)	1.06%	1.69%	2.12%	2.13%	2.57%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.96%	2.62%	3.18%	3.51%	3.95%
Total nonperforming assets to total assets	0.94%	1.47%	1.87%	1.90%	2.19%

(1) $7.5 million and $9.4 million of troubled debt restructurings are included in total nonaccrual loans at December 31, 2016 and December 31, 2015, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the years ended December 31, 2016, 2015 and 2014, amounted to $2.7 million, $3.1 million and $2.7 million, respectively.  If nonperforming and restructured loans had been performing in accordance with their original terms, we estimate the income earned on those loans to be $2.7 million, $3.2 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company utilizes a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	December 31,
	2016	2015	2014
	(in thousands)
Classified loans:
Substandard	$2,287	$645	$2,040
Doubtful	387	393	551
Loss	—	—	—
Total classified loans	2,674	1,038	2,591
Special mention	261	3,362	1,064
Total criticized loans	$2,935	$4,400	$3,655

None of the special mention assets at December 31, 2016 were on nonaccrual.

At December 31, 2016, our allowance for loan losses was $17.0 million, or 0.85% of total loans and 80.12% of nonperforming loans. At December 31, 2015, our allowance for loan losses was $13.7 million, or 0.79% of total loans and 45.56% of nonperforming loans. Nonperforming loans at December 31, 2016 were $21.2 million, or 1.06% of total loans, compared to $29.4 million, or 1.69% of total loans, at December 31, 2015. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

Delinquencies.     The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2016			2015			2014			2013			2012
	Days Past Due			Days Past Due			Days Past Due			Days Past Due			Days Past Due
			90 or			90 or			90 or			90 or			90 or
	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more
	(in thousands)
Residential real estate:
One- to four-family	$4,955	$1,873	$7,964	$5,779	$419	$9,978	$8,072	$1,455	$14,670	$10,658	$5,599	$12,776	$11,118	$718	$18,126
Second mortgages and equity lines of credit	588	190	724	610	164	844	937	645	590	1,174	817	429	933	373	1,159
Commercial real estate	—	—	—	—	—	173	—	—	279	—	296	357	303	—	373
Construction	—	—	134	—	—	136	—	—	—	—	—	481	—	—	1,456
Commercial	55	—	387	18	—	—	2,466	39	349	17	—	572	—	3	718
Consumer	2,081	338	173	2,272	385	193	3,429	532	328	4,916	423	175	4,663	642	538
Total	$7,679	$2,401	$9,382	$8,679	$968	$11,324	$14,904	$2,671	$16,216	$16,765	$7,135	$14,790	$17,017	$1,736	$22,370

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	December 31,
	2016			2015			2014			2013			2012
		% of			% of			% of			% of			% of
		Allowance			Allowance			Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)
Residential real estate:
One- to four-family	$4,193	24.70%	34.09%	$5,000	36.50%	41.07%	$6,968	50.01%	46.51%	$5,968	41.08%	50.66%	$8,545	49.52%	51.37%
Second mortgages and equity lines of credit	770	4.54	4.68	816	5.96	5.74	787	5.65	5.78	765	5.27	6.04	819	4.75	6.89
Commercial real estate	7,150	42.14	24.93	4,365	31.86	15.34	2,628	18.86	8.62	1,988	13.68	4.01	1,272	7.37	2.81
Construction	924	5.45	2.94	581	4.24	2.07	452	3.24	1.58	899	6.19	1.87	819	4.75	1.35
Commercial	1,920	11.32	5.05	1,454	10.61	4.07	1,095	7.86	2.87	1,141	7.85	1.44	985	5.71	1.08
Consumer	780	4.60	28.31	830	6.06	31.71	1,255	9.01	34.64	2,448	16.85	35.98	2,386	13.83	36.50
Total general and allocated allowance	15,737	92.75	100.00%	13,046	95.23	100.00%	13,185	94.62	100.00%	13,209	90.91	100.00%	14,826	85.93	100.00%
Unallocated	1,231	7.25		654	4.77		749	5.38		1,320	9.09		2,428	14.07
Total	$16,968	100.00%		$13,700	100.00%		$13,934	100.00%		$14,529	100.00%		$17,254	100.00%

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2016	2015	2014	2013	2012

Allowance at beginning of year	$13,700	$13,934	$14,529	$17,254	$17,873
Provision for loan losses	4,172	1,257	2,589	2,235	3,839
Charge offs:
Residential real estate:
One- to four-family	(346)	(860)	(2,223)	(2,977)	(2,430)
Second mortgages and equity lines of credit	(56)	(161)	(352)	(385)	(950)
Commercial real estate	—	—	(67)	(41)	—
Construction	—	—	(67)	(631)	(221)
Commercial	(27)	—	(229)	(110)	—
Consumer	(935)	(1,007)	(949)	(1,146)	(1,191)
Total charge-offs	(1,364)	(2,028)	(3,887)	(5,290)	(4,792)

Recoveries:
Residential real estate:
One- to four-family	203	358	393	54	114
Second mortgages and equity lines of credit	66	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	130	—	—
Commercial	9	7	2	—	—
Consumer	182	172	178	276	220
Total recoveries	460	537	703	330	334
Net charge-offs	(904)	(1,491)	(3,184)	(4,960)	(4,458)
Allowance at end of year	$16,968	$13,700	$13,934	$14,529	$17,254
Total loans outstanding (1)	$1,998,715	$1,743,088	$1,665,828	$1,606,343	$1,535,275
Average loans outstanding	$1,931,271	$1,746,346	$1,618,958	$1,566,556	$1,585,499
Allowance for loan losses as a percent of total loans outstanding (1)	0.85%	0.79%	0.84%	0.90%	1.12%
Annualized net loans charged off as a percent of average loans outstanding	0.05%	0.09%	0.20%	0.32%	0.28%
Allowance for loan losses to nonperforming loans	80.12%	46.56%	39.49%	42.44%	43.73%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

 For the years ended December 31, 2016 and 2015, we recorded a provision for loan losses of $4.2 million and $1.3 million, respectively. This increase generally reflects commercial and commercial real estate loan growth which generally have higher general reserve allocations than consumer credits. The increases have been partially offset by declines in nonaccrual loans and net charge offs. Charge off rates, as the basis for residential real estate and consumer loan general reserve allocations, directly impacts the allowance for loan loss analysis as does lower allocated reserves resulting from the improved credit quality.

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

As of December 31, 2016, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

December 31, 2016
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	(1.34) %
(100)	(3.27) %

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

The table below sets forth, as of December 31, 2016, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2016
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$298,391	$(45,244)	(13.2)%	13.1%	(0.80)
0	343,635	—	—	13.9	—
- 100	319,429	(24,206)	(7.0)	12.7	(1.20)

(1) Assumes instantaneous parallel changes in interest rates.
(2) EVE Ratio represents EVE divided by the economic value of assets.

Liquidity Management and Capital Resources

Liquidity measures the Company’s ability to meet both current and future financial obligations of a short and long term nature.  Liquidity planning is necessary for the Company to ensure it has the ability to respond to the needs of its customers as well as opportunities for earnings enhancements.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and prepayments on loans are greatly influenced by general interest rates, economic conditions and competitions.

The Company has both a liquidity and contingent liquidity policy.  The management of both policies is monitored by ALCO which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  The projected cash flows are stress tested annually to estimate the needs for contingent funding outside of the normal course of business.  To supplement liquidity the Company has available collateral at both the FHLBB, Federal Reserve Bank of Boston and Co-operative Central Bank.  At December 31, 2016 the bank had $344.6 million available at the FHLBB, $151.2 million at Federal Reserve Bank of Boston and $5.0 million with the Co-Operative Central Bank.  At December 31, 2016 the Bank had $275.1million outstanding with the FHLBB.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016 cash and cash equivalents totaled $50.2 million.

Net cash used by operating activities was $4.3 million for the year ended December 31, 2016 compared to $29.4 million of net cash provided by operating activities for the year ended December 31, 2015. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $254.4 million and $79.6 million for the years ended December 31, 2016 and 2015, respectively. The year over year change primarily reflects an increase in net loan originations. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock, was $268.3 million and $37.9 million for the years ended December 31, 2016 and 2015, respectively, primarily resulting from the proceeds provided by the stock offering.

HarborOne Bank is subject to various regulatory capital requirements. At December 31, 2016, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 18 to our audited Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

At December 31, 2016, we had outstanding commitments to originate loans of $75.9 million and unadvanced funds on loans of $191.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $358.3 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement we have in these particular classes of financial instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and unadvanced funds on lines-of-credit generally have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 14 of the Notes to Consolidated Financial Statements.

Contractual Obligations. We are obligated to make future payments according to various contracts, the following table presents the expected future payments of contractual obligations aggregated by obligation type at December 31, 2016.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(dollars in thousands)
Federal Home Loan Bank of Boston advances	$120,000	$85,000	$50,000	$20,119	$275,119
Certificates of deposit	358,301	133,988	34,437	—	526,726
Operating leases	1,693	2,265	1,111	136	5,205
Total contractual obligations	$479,994	$221,253	$85,548	$20,255	$807,050

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Management of Market Risk”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Audit Committee of HarborOne Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of HarborOne Bancorp, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position HarborOne Bancorp Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts

March 23, 2017

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2016	2015

Assets
Cash and due from banks	$16,464	$18,153
Short-term investments	33,751	22,499
Total cash and cash equivalents	50,215	40,652

Securities available for sale, at fair value	136,469	128,541
Securities held to maturity, at amortized cost	47,877	63,579
Federal Home Loan Bank stock, at cost	15,749	18,735
Mortgage loans held for sale, at fair value	86,443	63,797
Loans, net of allowance for loan losses of $16,968 at December 31, 2016 and $13,700 at December 31, 2015	1,981,747	1,729,388
Accrued interest receivable	5,603	4,920
Other real estate owned and repossessed assets	1,767	2,347
Mortgage servicing rights, at fair value	20,333	12,958
Property and equipment, net	24,193	24,606
Retirement plan annuities	12,044	11,608
Bank-owned life insurance	39,421	38,333
Deferred income taxes, net	610	—
Goodwill and other intangible assets	13,585	13,674
Other assets	12,254	10,004
Total assets	$2,448,310	$2,163,142

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$239,210	$201,174
Interest-bearing deposits	1,511,498	1,490,038
Brokered deposits	54,045	—
Total deposits	1,804,753	1,691,212
Short-term borrowed funds	80,000	—
Long-term borrowed funds	195,119	249,598
Mortgagors' escrow accounts	5,034	4,486
Accrued interest payable	545	546
Deferred income taxes, net	—	989
Other liabilities and accrued expenses	33,475	25,623
Total liabilities	2,118,926	1,972,454

Commitments and contingencies (Notes 9, 14 and 15)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,120,880 shares issued and outstanding at December 31, 2016	321	—
Additional paid-in capital	144,420	—
Retained earnings	197,211	191,280
Accumulated other comprehensive loss	(1,290)	(592)
Unearned compensation - ESOP; 1,127,829 shares	(11,278)	—
Total stockholders' equity	329,384	190,688

Total liabilities and stockholders' equity	$2,448,310	$2,163,142

The accompanying notes are an integral part of these consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Net Income

	Year Ended December 31,
(in thousands)	2016	2015	2014

Interest and dividend income:
Interest and fees on loans	$67,172	$59,988	$56,232
Interest on loans held for sale	2,695	1,425	147
Interest on taxable securities	3,223	3,906	3,336
Interest on non-taxable securities	889	896	907
Other interest and dividend income	777	585	457
Total interest and dividend income	74,756	66,800	61,079

Interest expense:
Interest on deposits	8,710	8,700	9,033
Interest on borrowed funds	5,051	5,875	6,845
Total interest expense	13,761	14,575	15,878

Net interest and dividend income	60,995	52,225	45,201
Provision for loan losses	4,172	1,257	2,589

Net interest income, after provision for loan losses	56,823	50,968	42,612

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,130)	(480)	(601)
Other	52,129	20,710	2,034
Total mortgage banking income	50,999	20,230	1,433
Deposit account fees	11,664	11,194	11,075
Income on retirement plan annuities	436	595	848
Gain on sale of consumer loans	79	136	483
Gain on sale and call of securities, net	283	295	483
Bank-owned life insurance income	1,088	1,156	378
Other income	2,554	1,767	910
Total noninterest income	67,103	35,373	15,610

Noninterest expense:
Compensation and benefits	69,443	45,746	28,719
Occupancy and equipment	10,221	9,246	7,580
Data processing expenses	5,867	5,392	5,101
Loan expenses	9,746	3,949	946
Marketing	2,599	1,924	1,589
Deposit expenses	1,656	1,367	1,313
Postage and printing	1,284	1,205	1,102
Professional fees	2,710	2,181	1,848
Prepayment penalties on Federal Home Loan Bank advances	400	980	665
Foreclosed and repossessed assets	167	224	525
Deposit insurance	1,466	1,716	1,602
Charitable foundation contributions	4,820	—	—
Other expenses	4,319	4,084	3,312
Total noninterest expense	114,698	78,014	54,302

Income before income taxes	9,228	8,327	3,920

Income tax provision	3,297	2,559	1,350

Net income	$5,931	$5,768	$2,570

The accompanying notes are an integral part of these consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2016	2015	2014

Net income	$5,931	$5,768	$2,570
Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses)	(951)	(62)	1,888
Reclassification adjustment for net realized gains	(283)	(295)	(483)
Net unrealized gains (losses)	(1,234)	(357)	1,405
Related tax effect	430	125	(532)
Net-of-tax amount	(804)	(232)	873

Supplemental director retirement plan:
Prior service cost arising during the year	—	(114)	(1,347)
Reclassification adjustment for amortization of prior service cost	232	231	36
Losses arising during the year	(33)	(21)	—
Net unrealized gains(losses)	199	96	(1,311)
Related tax effect	(93)	(39)	523
Net-of-tax amount	106	57	(788)
Total other comprehensive income (loss)	(698)	(175)	85

Comprehensive income	$5,233	$5,593	$2,655

Amortization of prior service cost is included in compensation and benefits in the Consolidated Statements of Net Income.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the Consolidated Statements of Net Income.  The related income tax expense on reclassifications for securities available for sale for the years ended December 31, 2016, 2015 and 2014 was $113,000,  $118,000 and $183,000, respectively.  The related income tax benefit on reclassification adjustment for amortization of prior service cost for the years ended December 31, 2016, 2015 and 2014 was $93,000,  $93,000 and $14,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	ESOP	Equity

Balance at December 31, 2013	—	$—	$—	$181,305	$(502)	$—	$180,803

Comprehensive income	—	—	—	2,570	85	—	2,655

Balance at December 31, 2014	—	—	—	183,875	(417)	—	183,458

Change in accounting principle, net of tax (Note 1)	—	—	—	1,637	—	—	1,637

Comprehensive income (loss)	—	—	—	5,768	(175)	—	5,593

Balance at December 31, 2015	—	—	—	191,280	(592)	—	190,688

Comprehensive income (loss)	—	—	—	5,931	(698)	—	5,233

Issuance of common stock to the mutual holding company	17,281,034	172	—	—	—	—	172

Issuance of common stock for initial public offering, net of costs of $3,914	14,454,396	145	140,212	—	—	—	140,357

Issuance of common stock to The HarborOne Foundation	385,450	4	3,851	—	—	—	3,855

Purchase of 1,187,188 shares by the ESOP	—	—	—	—	—	(11,872)	(11,872)

ESOP shares committed to be released (59,359 shares)	—	—	357	—	—	594	951

Balance at December 31, 2016	32,120,880	$321	$144,420	$197,211	$(1,290)	$(11,278)	$329,384

The accompanying notes are an integral part of these consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014

Cash flows from operating activities:
Net income	$5,931	$5,768	$2,570
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	4,172	1,257	2,589
Net amortization of securities premiums/discounts	783	921	1,895
Net amortization of net deferred loan costs/fees and premiums	6,111	7,110	7,426
Depreciation and amortization of premises and equipment	2,551	2,597	2,529
Change in mortgage servicing rights fair value	1,130	480	601
Mortgage and consumer servicing rights capitalized	(8,561)	(3,522)	(526)
Amortization of consumer servicing rights	68	74	38
Accretion of fair value adjustment on loans and deposits, net	(349)	(177)	(249)
Amortization of intangible assets	89	182	185
Gain on sale and call of securities, net	(283)	(295)	(483)
Bank-owned life insurance income	(1,088)	(1,156)	(378)
Income on retirement plan annuities	(436)	(595)	(848)
Gain on sale of portfolio loans	(365)	(151)	(331)
Net gain on sale and write-down of other real estate owned and repossessed assets	(72)	(244)	39
Deferred income tax (benefit) provision	(1,262)	1,139	431
Issuance of common stock to The HarborOne Foundation	3,855	—	—
ESOP expenses	951	—	—
Net change in:
Mortgage loans held for sale	(22,646)	20,412	(1,464)
Other assets and liabilities, net	5,106	(4,442)	4,642
Net cash (used) provided by operating activities	(4,315)	29,358	18,666

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	25,639	30,797	33,641
Purchases	(43,708)	(42,682)	(96,814)
Sales	8,735	30,730	51,555
Activity in securities held to maturity:
Maturities, prepayment and calls	15,373	4,398	3,726
Purchases	—	(9,946)	(5,819)
Net (purchase) redemption of FHLB stock	2,986	(104)	3,498
Investment in Bank-owned life insurance	—	(513)	(35,000)
Redemption of retirement plan annuities	—	11,802	—
Proceeds from sale of portfolio loans	39,831	56,330	41,816
Loan originations, net of principal payments	(303,456)	(143,582)	(113,993)
Proceeds from sale of other real estate owned and repossessed assets	2,349	3,310	2,592
Additions to property and equipment	(2,138)	(1,486)	(1,252)
Acquisition of Merrimack Mortgage Company (net of cash acquired)	—	(18,618)	—
Net cash used by investing activities	(254,389)	(79,564)	(116,050)

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014

Cash flows from financing activities:
Net increase in deposits	113,541	191,097	85,155
Net change in borrowed funds with maturities less than ninety days	80,000	(70,000)	25,000
Proceeds from other borrowed funds	20,025	45,000	30,000
Repayment of other borrowed funds	(74,504)	(55,004)	(65,004)
Repayment of notes payable assumed in acquisition	—	(73,657)	—
Net change in mortgagors' escrow accounts	548	439	(126)
Issuance of common stock	140,529	—	—
Purchase of shares by the ESOP	(11,872)	—	—
Net cash provided by financing activities	268,267	37,875	75,025

Net change in cash and cash equivalents	9,563	(12,331)	(22,359)

Cash and cash equivalents at beginning of year	40,652	52,983	75,342

Cash and cash equivalents at end of year	$50,215	$40,652	$52,983

Supplemental cash flow information:
Interest paid on deposits	$8,694	$8,703	$9,033
Interest paid on borrowed funds	5,087	5,933	6,986
Income taxes paid	3,700	1,094	953
Transfer of loans to other real estate owned and repossessed assets	1,697	2,444	2,662
Increase in MSRs due to change in accounting principle	—	2,725	—
Transfer of retirement plan annuities to bank-owned life insurance	—	1,285	—

Schedule of non-cash activities related to acquisition:
Fair value of non-cash tangible assets acquired	—	89,926	—
Goodwill and non-compete intangible asset	—	10,532	—
Fair value of liabilities assumed	—	81,840	—

The accompanying notes are an integral part of these consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

HarborOne Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose principal subsidiary is HarborOne Bank (the “Bank”). The Bank is a state chartered co-operative bank whose primary subsidiary is a residential mortgage banking company, Merrimack Mortgage Company, LLC (“Merrimack Mortgage” or “MMC”) acquired on July 1, 2015. The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries Legion Parkway Company LLC, a security corporation formed on July 13, 2016 and HarborOne Bank; and the Bank’s wholly-owned subsidiaries.  In addition to Merrimack Mortgage, the Bank has two security corporation subsidiaries.  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The Company established Legion Parkway Company LLC for the same purpose.  All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Conversion

On June 29, 2016, the Bank reorganized into a two-tier mutual holding company structure with a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, the Company’s mutual holding company parent (the “MHC”) and 385,450 shares to The HarborOne Foundation (the “Foundation”), a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering.

The direct costs of the Company’s stock offering of $3.9 million were deferred and deducted from the proceeds of the offering.

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

Nature of Operations

The Bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Bank provides a variety of financial services to individuals and businesses through its fourteen full-service and two limited-service bank offices in eastern Massachusetts, a commercial lending office in Providence, Rhode Island, and a residential loan office in Westford, Massachusetts.  Merrimack Mortgage maintains 34 offices in Massachusetts, New Hampshire, and Maine, and is also licensed to lend in seven additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages and consumer loans, including indirect automobile lending. The Company also originates, sells and services residential mortgage loans primarily through Merrimack Mortgage.

Use of Estimates

In preparing Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuations of mortgage servicing rights, derivatives, goodwill and deferred tax assets.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Changes in Accounting Principle

As of January 1, 2015 the Company elected to account for its mortgage servicing assets at fair value.  All of the Company’s mortgage servicing assets are classified in a single class of servicing assets.  In conjunction with its planned acquisition of MMC, the Company evaluated its accounting policies in the mortgage banking business and decided to elect the fair value option for mortgage servicing assets to be consistent across the combined Company.  A cumulative–effect adjustment of $1.6 million, net of tax, was made to retained earnings as of January 1, 2015.  Changes in fair value are reported in mortgage banking income.

Prior to January 1, 2015, mortgage servicing assets were amortized to income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial asset and were assessed for impairment based on the fair value of the rights compared to the amortized cost.  For mortgage servicing assets that were amortized, impairment was recognized through a valuation allowance for individual stratum, to the extent that fair value was less than capitalized amount for the stratum.  Changes in the valuation allowance were reported in mortgage banking income.  Permanent write-downs were recorded when a decline in fair value of mortgage servicing rights was not expected to be recovered.

Significant Group Concentration of Credit Risk

The Company has cash and federal fund balances on deposit at correspondent banks that exceed insurable limits.  The Company has not experienced any losses on such amounts.  At December 31, 2016, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $32.2 million.  Most of the Company’s lending activities are with borrowers located within eastern Massachusetts.  The ability and willingness of residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic area and real estate values.  Note 6 provides the detail of the Company’s loan portfolio and Note 4 provides the detail of the Company’s investment portfolio.  The Company does not have any significant concentrations to any one industry or customer.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks and short-term investments with original maturities of less than 90 days at time of purchase.  Short-term investments mature daily or on demand and are stated at cost, which approximates fair value.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost, adjusted for the amortization of premiums or the accretion of discounts.  Securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss).

Gains or losses on disposition of securities are recorded on the trade date and are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities.

Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”).

OTTI is required to be recognized if (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.  For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings.  Credit-related OTTI for all other impaired debt securities is recognized through earnings.  Non-credit related OTTI for such debt securities is recognized in other comprehensive income (loss), net of applicable taxes.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis.  As of December 31, 2016, no impairment has been recognized.

Mortgage Loans Held for Sale

Residential mortgage loans originated for sale are classified as held-for-sale.  Loans originated for sale after July 1, 2015 are specifically identified and accounted for at fair value.  At the time of the acquisition of MMC, the Company evaluated its accounting policies for loans held for sale, and elected to use the fair value option.  The fair value option better aligns the accounting method with management’s strategies for managing the risks of mortgage loans held for sale.  Loan origination costs for loans held for sale that the Company accounts for under the fair value option are recognized in noninterest expense when incurred.  Changes in fair value are recognized in mortgage banking income.

Prior to July 1, residential mortgages originated for sale were specifically identified and carried at the lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or fair value.  Net unrealized losses on loans carried at lower of cost or fair value, if any, are recognized through a valuation allowance by charges to income.  Gains or losses on sale of mortgage loans accounted for at the lower of cost or fair value are recognized at the time of sale.

Interest income on mortgage loans held for sale is recorded in interest income.

Loans

Loans held for investment are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any unamortized deferred origination fees and costs.

Loan origination fees are offset with related direct incremental loan origination costs and the resulting net amount is deferred and amortized to interest income using the level-yield method over the remaining life of the loan.

Accrual of interest on loans is discontinued when collectability of principal or interest is uncertain or when payments of principal or interest have become contractually past due 90 days or more.  Past due status is based on contractual terms of the loan.  However, a loan may remain on accrual status if both the value of any collateral securing the loan is sufficient to cover principal and accrued interest thereon, and the loan is in the process of collection.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Interest received on nonaccrual loans is either applied against principal or reported as income according to management’s judgment as to the collectability of principal.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company’s loan portfolio includes residential real estate, commercial real estate, construction, commercial and consumer segments.  Residential real estate loans include classes for one- to four-family and second mortgages and equity lines of credit.  Consumer loans include classes for auto and personal loans.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed and generally do not exceed the time frame provided in The Uniform Retail Credit Classification and Account Management Policy.  Subsequent recoveries, if any, are credited to the allowance.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical and peer loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans. Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.    Adjustments to loss rates are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2016.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Property and Equipment

Land is carried at cost. Buildings, leasehold improvements, and furniture and equipment are carried at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter.  Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.  Maintenance and repairs are charged to expense as incurred and improvements are capitalized.

Retirement Plan Annuities

Retirement plan annuities are reflected on the balance sheets at the face amount of the policies.  Changes in recorded value are reflected in income on retirement plan annuities on the Consolidated Statements of Net Income.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the Consolidated Balance Sheets at net cash surrender value.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in bank-owned life insurance income on the Consolidated Statements of Net Income and are not subject to income taxes.  The Company is the beneficiary on these life insurance policies which are purchased for select employees of the Company.

Employee Stock Ownership Plan

Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the year.  The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Mortgage Servicing Rights

The Company services mortgage loans for others.  Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  As stated above in Change in Accounting Principle, the Company elected the fair value option for mortgage servicing assets effective January 1, 2015.

For all mortgage servicing assets, fair value is estimated using market prices when available or, alternatively, using a third party valuation model that calculates the present value of estimated future cash flows based on current prepayment assumptions.  In 2014, the risk characteristics of the underlying loans used to stratify for impairment measurement included the loan type, interest rates and term to maturity.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts.  The Company enters into derivative contracts in order to meet the financing needs of its customers.  The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

Derivative Loan Commitments

Mortgage loan commitments qualify as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Mandatory delivery contracts are accounted for as derivative instruments.  Generally, the Company’s best efforts contracts meet the definition of derivative instruments when the loans to the underlying borrowers close, and are accounted for as derivative instruments at that time.  Accordingly, forward loan sale commitments are recognized at fair value on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in mortgage banking income.

Interest Rate Swaps

The Company’s interest rate swap contracts are transacted to meet the financing needs of the Company’s commercial customers.  Offsetting swap agreements are simultaneously transacted to effectively eliminate the Company’s market and interest rate risk associated with the swaps.  Interest rate swaps are recognized on the Consolidated Balance Sheets in other assets and other liabilities with changes in their fair values recorded in other income.

Transfers of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets.

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan or the government guaranteed portion of a loan.  In order to be eligible for sale treatment, the transfer of the portion of the loan must meet the criteria of a participating interest.  If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing.  In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Other Real Estate Owned and Repossessed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell when legal title is obtained, establishing a new cost basis.  Subsequently, valuations are periodically updated by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.  The excess (deficiency) of any consideration received as compared to the carrying value of other real estate owned is recorded as a gain (loss) on sale of other real estate owned.  Revenues and expenses from operations and changes in the valuation allowance and any direct write-downs are included in foreclosed and repossessed assets expense.  Repossessed assets includes automobiles to be sold which are recorded at estimated fair value, less costs to sell, with the initial charge to the allowance for loan losses and the subsequent gain or loss on sale recorded to foreclosed and repossessed assets expense.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Goodwill and Identifiable Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition.  Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized.  Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized on a straight-line basis over their estimated lives.  Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment test uses a combined qualitative and quantitative approach.  The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, the two step quantitative impairment test is performed.  Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If book value is less than fair value, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment.  The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including the two security corporations, and MMC.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company does not have any uncertain tax positions at December 31, 2016 or December 31, 2015 which require accrual or disclosure.  The Company records interest and penalties as part of income tax expense.  No interest or penalties were recorded for the years ended December 31, 2016, 2015 or 2014.

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.  Earnings per share is not presented herein as common stock has not been outstanding during the entire year ended December 31, 2016.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies.  As of December 31, 2016, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This Update changes the quantitative impairment test to require an entity to perform a one-step test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the amount of goodwill allocated to the reporting unit.  This new guidance does not amend the optional qualitative assessment of goodwill impairment.  For SEC filers, the ASU is effective for impairment tests in fiscal years beginning after December 15, 2019.  For non-public business entities, the ASU is effective for impairment tests in fiscal years beginning after December 15, 2021.  Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017.  The ASU will be adopted on a prospective basis.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management is currently evaluating the impact of adopting this ASU on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management is currently evaluating the impact of adopting this ASU on the Consolidated Financial Statements.

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

2.CASH AND DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2016 and 2015, reserve balances amounted to $3.6 million and $1.7 million, respectively.

3.SHORT-TERM INVESTMENTS

Short-term investments consist of interest-bearing deposit accounts with balances of $33.8 million and $22.5 million as of December 31, 2016 and 2015, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

4.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
December 31, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,983	$—	$236	$9,747
U.S. government-sponsored residential mortgage-backed securities	55,730	—	883	54,847
U.S. government-sponsored collateralized mortgage obligations	38,926	339	82	39,183
SBA asset-backed securities	32,852	40	200	32,692

Total securities available for sale	$137,491	$379	$1,401	$136,469

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$20,306	$115	$283	$20,138
U.S. government-sponsored collateralized mortgage obligations	2,528	117	—	2,645
Municipal bonds	25,043	1,146	—	26,189

Total securities held to maturity	$47,877	$1,378	$283	$48,972

December 31, 2015:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$5,000	$—	$33	$4,967
U.S. government-sponsored residential mortgage-backed securities	47,003	23	410	46,616
U.S. government-sponsored collateralized mortgage obligations	46,068	488	86	46,470
SBA asset-backed securities	30,258	233	3	30,488

Total securities available for sale	$128,329	$744	$532	$128,541

Securities held to maturity
U.S. government and government-sponsored enterprise obligations	$9,954	$34	$48	$9,940
U.S. government-sponsored residential mortgage-backed securities	24,330	99	280	24,149
U.S. government-sponsored collateralized mortgage obligations	3,264	150	—	3,414
Municipal bonds	26,031	1,672	—	27,703

Total securities held to maturity	$63,579	$1,955	$328	$65,206

Two mortgage-backed securities with a combined fair value of $6.7 million are pledged as collateral for interest rate swap agreements as of December 31, 2016 (see Note 15).  All of the U.S. government-sponsored collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the FHLB of Boston as of December 31, 2016 (see Note 12).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2016 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$5,000	$4,909	$3,437	$3,538
Over 10 years	4,983	4,838	21,606	22,651
	9,983	9,747	25,043	26,189

U.S. government-sponsored residential mortgage-backed securities	55,730	54,847	20,306	20,138
U.S. government-sponsored collateralized mortgage obligations	38,926	39,183	2,528	2,645
SBA asset-backed securities	32,852	32,692	—	—

Total	$137,491	$136,469	$47,877	$48,972

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of six to twenty-seven years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Sales
Proceeds	$8,735	$30,730	$51,555
Gross gains	242	277	468
Gross losses	—	(90)	(72)

Calls
Proceeds (1)	$15,725	$5,000	$4,913
Gross gains	41	108	87
Gross losses	—	—	—

(1) December 31, 2016 proceeds on calls includes a held to maturity security with proceeds of $725,000 and no gross gain or loss recognized.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2016 and December 31, 2015 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
December 31, 2016:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$236	$9,747	$—	$—
U.S. government-sponsored residential mortgage-backed securities	712	43,684	171	11,163
U.S. government-sponsored collateralized mortgage obligations	82	7,779	—	—
SBA asset-backed securities	200	26,153	—	—
	$1,230	$87,363	$171	$11,163

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$283	$17,526	$—	$—

December 31, 2015:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$33	$4,967	$—	$—
U.S. government-sponsored residential mortgage-backed securities	77	10,780	333	19,837
U.S. government-sponsored collateralized mortgage obligations	—	—	86	9,925
SBA asset-backed securities	3	7,754	—	—
	$113	$23,501	$419	$29,762

Securities held to maturity

U.S. government and government-sponsored enterprise obligations	$48	$4,952	$—	$—
U.S. government-sponsored residential mortgage-backed securities	—	—	280	20,991
	$48	$4,952	$280	$20,991

Management evaluates securities for OTTI at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2016, thirty-three debt securities with an amortized cost of $117.7 million have unrealized losses with aggregate depreciation of 1.43% from the Company’s amortized cost basis.

At December 31, 2015, debt securities with an amortized cost of $80.1 million had unrealized losses with aggregate depreciation of 1.1% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at December 31, 2016.

5.MORTGAGE LOANS HELD FOR SALE

At December 31, 2016 and 2015, there were no mortgage loans held for sale that were greater than ninety days past due.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held for sale accounted for under the fair value option:

	December 31,	December 31,
	2016	2015
	(in thousands)

Mortgage loans held for sale, fair value	$86,443	$63,797
Mortgage loans held for sale, contractual principal outstanding	85,024	61,701
Fair value less unpaid principal	$1,419	$2,096

Changes in the fair value of mortgage loans held for sale are classified in mortgage banking income in the Consolidated Statements of Net Income.  None of the changes in fair value for 2016 or 2015 are attributable to instrument-specific credit risk.  Included in mortgage banking income is $33.6 million, $13.5 million and $216,000 of gains on the sale of mortgage loans held for sale for the years ended December 31, 2016, 2015 and 2014, respectively.

6.LOANS

A summary of the balances of loans follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Residential real estate:
One- to four-family	$677,946	$710,969
Second mortgages and equity lines of credit	92,989	99,374
Commercial real estate	495,801	265,482
Construction	58,443	35,830
Total mortgage loans on real estate	1,325,179	1,111,655

Commercial	100,501	70,472

Consumer loans:
Auto	547,400	532,071
Personal	15,704	16,873
Total consumer loans	563,104	548,944

Total loans	1,988,784	1,731,071

Allowance for loan losses	(16,968)	(13,700)
Net deferred loan costs	9,931	12,017

Loans, net	$1,981,747	$1,729,388

During the years ended December 31, 2016, 2015 and 2014 the Company sold indirect auto loans of $10.0 million, $31.3 million and $40.7 million, respectively, and recognized gain on sale of consumer loans of $79,000,  $136,000 and $483,000, respectively.  The unpaid principal balance of indirect auto loans serviced for others was $31.4 million and $40.4 million at December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, the Company sold residential portfolio loans of $29.5 million and $24.0 million, respectively, and recognized gain on sale of $572,000 and $281,000, respectively.  There were no residential portfolio sales in 2014.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2016 and 2015, the Company was servicing loans for participants aggregating $45.3 million and $11.9 million, respectively.

The following is the activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(720)	2,785	343	484	703	577	4,172
Charge-offs	(402)	—	—	(27)	(935)	—	(1,364)
Recoveries	269	—	—	9	182	—	460
Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Balance at December 31, 2014	$7,755	$2,628	$452	$1,095	$1,255	$749	$13,934

Provision (credit) for loan losses	(1,276)	1,737	129	352	410	(95)	1,257
Charge-offs	(1,021)	—	—	—	(1,007)	—	(2,028)
Recoveries	358	—	—	7	172	—	537
Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Balance at December 31, 2013	$6,733	$1,988	$899	$1,141	$2,448	$1,320	$14,529

Provision (credit) for loan losses	3,204	707	(510)	181	(422)	(571)	2,589
Charge-offs	(2,575)	(67)	(67)	(229)	(949)	—	(3,887)
Recoveries	393	—	130	2	178	—	703
Balance at December 31, 2014	$7,755	$2,628	$452	$1,095	$1,255	$749	$13,934

Allocation of the allowance to loan segments at December 31, 2016 and 2015 follows:

	At December 31, 2016
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)
Loans:
Impaired loans	$43,012	$—	$134	$2,936	$—	$—	$46,082
Non-impaired loans	727,923	495,801	58,309	97,565	563,104	—	1,942,702
Total loans	$770,935	$495,801	$58,443	$100,501	$563,104	$—	$1,988,784
Allowance for loan losses:
Impaired loans	$1,624	$—	$—	$499	$—	$—	$2,123
Non-impaired loans	3,339	7,150	924	1,421	780	1,231	14,845
Total allowance for loan losses	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	At December 31, 2015
	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)
Loans:
Impaired loans	$53,452	$483	$136	$554	$—	$—	$54,625
Non-impaired loans	756,891	264,999	35,694	69,918	548,944	—	1,676,446
Total loans	$810,343	$265,482	$35,830	$70,472	$548,944	$—	$1,731,071
Allowance for loan losses:
Impaired loans	$1,977	$13	$—	$204	$—	$—	$2,194
Non-impaired loans	3,839	4,352	581	1,250	830	654	11,506
Total allowance for loan losses	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

The following is a summary of past due and non-accrual loans at December 31, 2016 and 2015:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)
December 31, 2016
Residential real estate:
One- to four-family	$4,955	$1,873	$7,964	$14,792	$16,456
Second mortgages and equity lines of credit	588	190	724	1,502	1,686
Commercial real estate	—	—	—	—	—
Construction	—	—	134	134	134
Commercial	55	—	387	442	2,674
Consumer:
Auto	1,978	297	150	2,425	205
Personal	103	41	23	167	25

Total	$7,679	$2,401	$9,382	$19,462	$21,180

December 31, 2015
Residential real estate:
One- to four-family	$5,779	$419	$9,978	$16,176	$25,841
Second mortgages and equity lines of credit	610	164	844	1,618	2,386
Commercial real estate	—	—	173	173	173
Construction	—	—	136	136	136
Commercial	18	—	—	18	558
Consumer:
Auto	2,156	358	140	2,654	263
Personal	116	27	53	196	70

Total	$8,679	$968	$11,324	$20,971	$29,427

At December 31, 2016 and 2015, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following information pertains to impaired loans:

	December 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
Impaired loans without a valuation allowance:
Residential	$17,000	$18,031	$—	$23,600	$25,327	$—
Commercial real estate	—	—	—	173	301	—
Construction	134	134	—	136	136	—
Commercial	173	301	—	62	62	—

Total	$17,307	$18,466	$—	$23,971	$25,826	$—

Impaired loans with a valuation allowance:
Residential	$26,012	$27,204	$1,624	$29,852	$30,836	$1,977
Commercial real estate	—	—	—	310	310	13
Commercial	2,763	2,763	499	492	492	204

Total	$28,775	$29,967	$2,123	$30,654	$31,638	$2,194

	Year Ended December 31,
	2016			2015			2014
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$48,541	$2,599	$2,458	$55,694	$2,982	$2,869	$60,586	$2,582	$2,459
Commercial real estate	121	—	—	998	35	19	1,457	78	78
Construction	135	9	9	68	10	10	241	8	8
Commercial	2,056	59	58	980	4	35	1,335	73	71

Total	$50,853	$2,667	$2,525	$57,740	$3,031	$2,933	$63,619	$2,741	$2,616

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the years ended December 31, 2016, 2015 and 2014, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table sets forth trouble debt restructurings (“TDRs”) during the years ended December 31, 2016, 2015 and 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(dollars in thousands)
December 31, 2016
Residential	3	$420	$460
Commercial	1	2,287	2,287
	4	$2,707	$2,747

December 31, 2015
Residential	2	$224	$255

December 31, 2014
Residential	18	$3,786	$3,889

For 2014 through 2016, residential real estate troubled debt restructurings included rate reductions ranging from 1% to 4.875% for periods of one to twenty-eight years, interest only periods of two to thirty-six months and extensions of maturity dates of eighteen months to twenty-eight years. There was one commercial troubled debt restructuring in 2016, which included an extension of maturity date and compliance with specific covenants.

The recorded investment of troubled debt restructurings was $32.6 million and $34.6 million at December 31, 2016 and 2015, respectively.  Of these loans, $7.5 million and $9.4 million were nonaccruing at December 31, 2016 and 2015, respectively.

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

	Number of	Recorded
	Contracts	Investment
Year Ended December 31,		(in thousands)
2016
Residential	1	$106

2015
Residential	3	$580

2014
Residential	4	$905

Credit Quality Information

The Company uses a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans, as follows:

Loans rated 1 – 6 are considered “pass” rated loans with low to average risk.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

The following table presents the Company’s loans by risk rating at December 31, 2016 and 2015:

	Year Ended December 31,
	2016			2015
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$492,473	$97,566	$43,518	$260,983	$66,072	$25,761
Loans rated 7	—	261	—	—	3,362	—
Loans rated 8	—	2,287	—	—	645	—
Loans rated 9	—	387	—	—	393	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	3,328	—	14,925	4,499	—	10,069

	$495,801	$100,501	$58,443	$265,482	$70,472	$35,830

7.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1.85 billion and $1.24 billion as of December 31, 2016 and 2015, respectively.

Effective January 1, 2015, the Company elected to account for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At December 31, 2016 and 2015, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	2016	2015
Prepayment speed	9.49%	9.90%
Discount rate	9.25	9.10
Default rate	1.71	1.40

The following summarizes changes to mortgage servicing rights for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period (2016 at fair value)	$12,958	$2,168	$2,395
Change in accounting - fair value election	—	2,726	—
Additions from acquisition of MMC	—	5,116	—
Additions from loans sold with servicing retained	8,505	3,428	374
Changes in fair value due to :
Reductions from loans paid off during the period	(1,779)	(315)	(653)
Changes in valuation inputs or assumptions	649	(165)	52
Balance, end of period	$20,333	$12,958	$2,168

For the years ended December 31, 2016, 2015 and 2014, contractually specified servicing fees included in other mortgage banking income amounted to $4.1 million, $2.1 million, and $1.3 million respectively.

8.OTHER REAL ESTATE LOANS AND REPOSSESSED ASSETS

Expenses applicable to foreclosed and repossessed assets include the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Gain on sales of real estate, net	$(343)	$(424)	$(265)
Net loss on sales of repossessed assets	59	24	26
Write-downs of real estate	212	156	276
Operating expenses	239	468	488

	$167	$224	$525

Foreclosed and repossessed assets consist of nine and thirteen residential real estate properties with recorded values of $1.8 million and $2.3 million at December 31, 2016 and 2015, respectively.  Foreclosed and repossessed assets also includes four automobiles with recorded values of $61,000 at December 31, 2015. There were no repossessed automobiles at December 31, 2016.  All foreclosed and repossessed assets are held for sale.  Mortgage loans in the process of foreclosure totaled $4.8 million and $6.5 million as of December 31, 2016 and 2015, respectively, and are reported in loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

9.PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2016	2015
	(in thousands)

Land	$5,331	$5,331
Buildings and leasehold improvements	29,447	29,234
Furniture, equipment and vehicles	17,829	15,976
Fixed assets in process	399	263
	53,006	50,804
Less accumulated depreciation and amortization	(28,813)	(26,198)

Property and equipment, net	$24,193	$24,606

Depreciation and amortization expense amounted to $2.6 million, $2.6 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016 and 2015, fixed assets in process represents building improvements and equipment not placed in service.

Pursuant to the terms of noncancelable operating lease agreements in effect at December 31, 2016, pertaining to property and equipment, future minimum lease payments under various operating leases are as follows:

Years Ending December 31,	(in thousands)

2017	$1,693
2018	1,288
2019	977
2020	700
2021	411
Thereafter	136
$5,205

The noncancelable lease agreements contain options to extend for periods from three to twenty years, the cost of which is not included above.  Rent expense amounted to $1.6 million, $1.2 million and $642,000 for the years ended December 31, 2106, 2015 and 2014 and is included in occupancy and equipment expenses in the accompanying Consolidated Statements of Net Income.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

10.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

	December 31,
	2016	2015
	(in thousands)

Goodwill	$13,365	$13,365

Non-compete intangible asset:
Original balance	353	353
Accumulated amortization	(133)	(44)
	220	309

Total goodwill and other intangible assets	$13,585	$13,674

Goodwill

On July 1, 2015, goodwill in the amount of $10.2 million was recognized in connection with the MMC acquisition.  The goodwill represents the excess of the value of MMC over the fair value of assets acquired and liabilities assumed arising from the acquisition.  MMC originates residential mortgage loans for sale in the secondary market and services residential mortgage loans for secondary market investors.  MMC conducts business throughout the northeastern United States.  The acquisition of MMC enables the Company to expand its mortgage banking business.  MMC has been identified as a reporting unit for purposes of goodwill impairment testing.  Refer to Note 21, Segment Reporting for more information.

Core Deposit Intangible

In connection with the acquisition of Nations Heritage Federal Credit Union, the Company recorded core deposit intangible in the amount of $1.2 million which was being amortized over 76 months.  Amortization expense was $138,000 and $185,000 for the years ended December 31, 2015 and 2014, respectively.  The core deposit intangible was fully amortized in 2015.

Non-compete Intangible

As part of the acquisition of MMC, the Company entered into a non-compete agreement with the sellers of MMC.  The Company accounts for this agreement as an intangible asset and is amortizing it over the four year period of the agreement.  Amortization expense of $89,000 and $44,000 was recorded in 2016 and 2015, respectively.  The Company expects to record amortization expense of $88,000 in each of 2017 and 2018, with the remaining amount of $44,000 in 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

11.DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)

NOW and demand deposit accounts	$365,869	$320,717
Regular savings and club accounts	316,947	295,533
Money market deposit accounts	595,211	612,370
Total non-certificate accounts	1,278,027	1,228,620

Term certificate accounts greater than $250,000	81,064	81,969
Term certificate accounts less than or equal to $250,000	391,617	380,623
Brokered deposits	54,045	—
Total certificate accounts	526,726	462,592

Total deposits	$1,804,753	$1,691,212

A summary of certificate accounts by maturity at December 31, 2016 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$358,301	1.03%
Over 1 year to 2 years	95,108	1.13
Over 2 years to 3 years	38,880	1.52
Over 3 years to 4 years	19,682	1.65
Over 4 years to 5 years	14,755	1.62

	$526,726	1.13%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

12.BORROWED FUNDS

Borrowed funds at December 31, 2016 and 2015 consist of FHLB advances. Short-term advances were $80.0 million at December 31, 2016 with a weighted average rate of 0.77%.  Long-term advances are summarized by maturity and call date below:

	December 31, 2016			December 31, 2015
			Weighted			Weighted
	Scheduled	Redeemable	Average	Scheduled	Redeemable	Average
	Maturity	at Call Date (1)	Rate (2)	Maturity	at Call Date (1)	Rate (2)
	(dollars in thousands)
Year ending December 31:
2016	$—	$—	—%	$45,000	$60,000	1.51%
2017	40,000	40,000	4.22	69,500	54,500	3.13
2018	50,000	50,000	1.65	50,000	50,000	1.65
2019	35,000	35,000	1.68	35,000	35,000	1.68
2020	50,000	50,000	1.84	50,000	50,000	1.84
2021	20,000	20,000	1.79	—	—	—
2022 and thereafter*	119	119	2.96	98	98	3.75

	$195,119	$195,119	2.24%	$249,598	$249,598	2.08%

* Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rate based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 79% of the carrying value of first mortgage loans on residential property and 94% of the fair value of government-sponsored enterprise and mortgage-backed securities obligations.

The Company also has an available line of credit with the Federal Reserve Bank secured by 73% of the carrying value of indirect auto loans with an amortized balance amounting to $207.9 million and $288.0, million, respectively, of which no amount was outstanding at December 31, 2016 and 2015, respectively.

13.INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
	(in thousands)
Current tax provision:
Federal	$3,571	$1,465	$628
State	988	(45)	291
	4,559	1,420	919
Deferred tax (benefit) provision:
Federal	(1,099)	796	351
State	(163)	343	80
	(1,262)	1,139	431

Income tax provision	$3,297	$2,559	$1,350

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The reasons for the differences between the statutory federal income tax and the actual income tax provision (benefit) for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	2016	2015	2014
	(in thousands)

Statutory tax provision at 34%	$3,138	$2,831	$1,333
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	545	196	245
Bank-owned life insurance	(370)	(429)	(27)
Non-deductible merger expenses	—	232	—
Non-deductible stock offering expenses	100	—	—
Employee Stock Ownership Plan expenses	122
Tax exempt income	(302)	(308)	(300)
Other, net	64	37	99

Income tax provision	$3,297	$2,559	$1,350

The tax effects of each item that give rise to deferred taxes at December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$6,777	$5,472
Defined benefit plan - net unrecognized loss	391	484
Employee benefit plans	2,818	1,862
Market-to-market loans	924	1,165
Accrued expenses not deducted for tax purposes	1,262	999
NOL carryforward	27	168
MMC loan repurchase reserve	290	386
Tax credits	108	92
Charitable contribution carryforward	1,532	—
Net unrealized loss on securities available for sale	357	—
	14,486	10,628

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(73)
Deferred income annuities	(1,576)	(1,402)
Depreciation and amortization	(151)	(135)
Purchase accounting adjustment	(11)	(177)
Deferred loan fees	(3,967)	(4,789)
Mortgage servicing rights	(8,121)	(5,000)
Other	(50)	(41)
	(13,876)	(11,617)

Net deferred tax asset (liability)	$610	$(989)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(in thousands)

Balance at beginning of year	$(989)	$3,721	$4,161
Adoption of fair value option, for mortgage servicing rights, effective January 1, 2015	—	(1,090)	—
Deferred tax liability acquired from MMC	—	(2,567)	—
Deferred tax (provision) benefit	1,262	(1,139)	(431)
Change in directors' retirement plan	(93)	(39)	523
Change in securities available for sale	430	125	(532)

Balance at end of year	$610	$(989)	$3,721

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and Massachusetts Department of Revenue for the tax year January 1 through June 30, 2013 relating to Forms 990 and 990-T.  In addition, Form 1120 is open to audit by the IRS and Massachusetts Department of Revenue for the six month period ended December 31, 2013 and the years ended December 31, 2014 and 2015.

At December 31, 2016, the Bank had a net operating loss carryforward in the state of New Hampshire of $3.2 million related to the acquisition of MMC. The net operating loss expires on December 31, 2024.  The state of New Hampshire limits the use of acquired net operating losses that can be used by the Bank each year based on Internal Revenue Code 382.  This limitation is $550,000 per year.  The Bank believes it is more likely than not that it will be able to utilize the New Hampshire net operating loss carryforward prior to expiration.

At December 31, 2016, the Bank had $163,000 of New Hampshire business enterprise tax credit, (“BET”) carryforward. This credit will expire in various years through December 31, 2025. This credit consists of a gross credit carryforward of $192,000 less a valuation allowance of $29,000. It is more likely than not that the net credit, after valuation allowance, is realizable within the remaining carryforward period

The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At December 31, 2016, the Company had a charitable contribution carryforward for federal income tax purposes of $3.7 million. This carryforward was generated from the Company’s creation of the Foundation to which it contributed 385,450 shares of its common stock and $965,000 in cash in connection with the offering in June 2016.  Management believes it is more likely than not that it will utilize the benefit over the five year carryforward period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods the deferred tax assets are expected to be deductible, management believes it is more likely than not that its deferred tax assets are realizable.  It should be noted, however, that factors beyond management’s control, such as the general economy and real estate values, can affect future levels of taxable income, and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

14.OTHER COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and advance funds on various lines of credit.  Those commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying Consolidated Financial Statements.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

The following off-balance sheet financial instruments were outstanding at December 31, 2016 and 2015.  The contract amounts represent credit risk.

	December 31,	December 31,
	2016	2015
	(in thousands)

Commitments to grant loans	$75,914	$62,445
Unadvanced funds on home equity lines of credit	82,797	82,881
Unadvanced funds on revolving lines of credit	58,238	42,488
Unadvanced funds on construction loans	49,999	29,809

Commitments to extend credit and unadvanced portion of construction loans are agreements to lend to a customer, as long as there is no violation of any condition established in the contract.  Commitments to grant loans generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for unadvanced funds on construction loans, home equity and revolving lines of credit may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Commitments to grant loans, unadvanced construction loans and home equity lines of credit are collateralized by real estate, while revolving lines of credit are unsecured.

Employment Agreements

The Company has entered into employment agreements with certain executive officers.  The term of the agreements commenced on the effective date of the signed agreements and continues thereafter until terminated, as defined by the agreements.  The agreements generally provide for a specified minimum annual compensation and the continuation of benefits currently received.  However, such employment can be terminated for cause, as defined, without incurring any continuing obligations.  In addition, some of the agreements provide for severance payments to the officers following a change in control, as defined.  Some of the agreements also provide for coverage in a supplemental medical insurance plan for each executive officer and their spouses once they reach the age of sixty-five and are no longer covered by the Company’s group medical plan, to supplement what is covered by their Medicare plans.  The coverage of this supplemental insurance remains in effect during the entire term of the executive officers’ and their spouses’ retirement.

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Net Income. At December 31, 2016 and 2015 this reserve totaled $727,000 and $965,000, respectively, and is included in other liabilities and accrued expenses on our Consolidated Balance Sheets.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The repurchase reserve is applicable to loans the Company originated and sold with representations and warranties, which is representative of the entire sold portfolio. The repurchase loss liability is estimated by origination year and to the extent that repurchase demands are made by investors, we may be able to successfully appeal such repurchase demands.  The reserve considers anticipated future losses and the Company’s lack of historical experience with the make-whole demands.  The reserve for residential mortgage loan repurchase losses at December 31, 2016 represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process. To the extent that future investor repurchase demand and appeals success differ from past experience, the Company could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Certain loans were sold with recourse provisions, and at December 31, 2016 and 2015, the related maximum contingent liability related to loans sold amounted to $2.9 million and $3.1 million, respectively.  Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2016 and 2015, the Company’s recourse liability was $2,000 and $151,000, respectively.  These amounts are included in other liabilities and accrued expenses on our Consolidated Balance Sheets.

Contingent Consideration

A portion of the purchase price of MMC is contingent on future results of MMC.  The Company recorded a contingent liability of $3.5 million in July 2015, at the time of the acquisition. The contingent liability is based on estimated future pre-tax earnings for the four-year period ending June 30, 2019.  Payments will be made annually based on the extent to which MMC achieves targeted pre-tax earnings, as set forth in the purchase and assumption agreement.  Earnings that exceed targets over the four-year period will result in additional compensation to the sellers.  Conversely, earnings below target could result in a reduced amount due to the sellers for the contingency.  The contingent liability as of December 31, 2016 is $3.3 million.

Other

In the ordinary course of business, various legal claims arise from time to time and, in the opinion of management based on discussion with legal counsel, management does not believe these claims will have a material effect on the Company’s financial position or results of operations.

15.DERIVATIVES

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

All derivatives are recognized in the Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at December 31, 2016 and 2015.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $6.7 million are pledged to secure the Company’s liability for the offsetting interest rate swaps.  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)
December 31, 2016:
Derivative loan commitments	$87,728	Other assets	$2,231	Other liabilities	$—
Forward loan sale commitments	167,289	Other assets	491	Other liabilities	576
Interest rate swaps	173,477	Other assets	248	Other liabilities	248
Total derivatives not designated as hedging instruments			$2,970		$824

December 31, 2015:
Derivative loan commitments	$109,610	Other assets	$1,432	Other liabilities	$—
Forward loan sale commitments	123,619	Other assets	229	Other liabilities	89
Interest rate swaps	63,789	Other assets	1,226	Other liabilities	1,226
Total derivatives not designated as hedging instruments			$2,887		$1,315

The following table presents information pertaining to the Company’s derivative instruments on the Consolidated Statements of Net Income:

		Year Ended December 31,
		2016	2015	2014
	Location of Gain (Loss)	Amount of Gain (Loss)
		(in thousands)

Derivative loan commitments	Mortgage banking income	$799	$(334)	$22
Forward loan sale commitments	Mortgage banking income	(225)	(309)	(79)
Total		$574	$(643)	$(57)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

16.COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. The Company may contribute 9.3% of each employee’s compensation plus 5.7% of the employee’s compensation in excess of the social security wage base on a discretionary basis up to regulatory maximums. Contributions expensed were $2.0 million, $1.7 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Management Incentive Program

The Company from time to time creates incentive compensation plans for senior management and other officers to participate in at varying levels.  In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Company.  These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $2.9 million, $2.3 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to two senior executive officers of the Company under the terms of the Supplemental Executive Retirement Plan Agreements (the “Agreements”).  Benefits to be paid under the Agreements are based primarily on the officer’s compensation and estimated mortality.  The Agreements are funded with annuities purchased by the Company.  During 2015, one agreement expired and was settled in accordance with the terms of the agreement.  A new supplemental retirement plan was put in place.  At December 31, 2016, 2015 and 2014, included in other liabilities and accrued expenses is the Company’s obligation under the plans of $3.8 million, $2.2 million and $8.5 million, respectively.  The retirement benefits, as defined in the Agreements, are accrued by charges to compensation expense over the required service periods of the officers.  Compensation expense related to these benefits was $1.6 million, $1.6 million and $1.1 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Split-Dollar Life Insurance Arrangements

The Company has collateral assignment split dollar life insurance agreements with an executive officer and a retired executive, whereby the Company will make annual premium payments for the executives’ life insurance policies. The Company has the unqualified right to receive from the insurer an amount which is equal to the lesser of the cash surrender value of the policy or the aggregate un-reimbursed amount of premium payments with respect to the policy for which the Company paid. The final payment was made in 2016. At December 31, 2015, included in other liabilities and accrued expenses is the Company’s obligation under the agreements of $135,000.  During 2015 the Company terminated the agreement with one of the officers and ownership of the policy was transferred to the Company to fully reimburse the Company for premiums paid on the policy of $1.2 million. An endorsement split dollar life insurance agreement was established for the officer whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. Expense associated with this post retirement benefit for the year ended December 31, 2016 and 2015 amounted to $101,000 and $16,000, respectively. The cash surrender value of the new policy is included in bank-owned life insurance on the Consolidated Balance Sheets.

Deferred Compensation Plan

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2016, 2015 and 2014, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $265,000,  $238,000 and $212,000, respectively. For the years ended December 31, 2016, 2015 and 2014, the expense amounted to $27,000,  $26,000 and $20,000, respectively.

The Company has agreements with two executive officers whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2016, 2015 and 2014, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $216,000,  $183,000 and $114,000, respectively.

Long-Term Incentive Plan

During 2015, the Company entered into a long-term incentive plan with several executive officers. Benefits are earned annually based on the Company’s achievement of performance goals. The plan is administered by the Company’s Board of Directors. Included in other liabilities and accrued expenses at December 31, 2016 and 2015 is $810,000 and $336,000, respectively, for this plan.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. Included in other liabilities and accrued expenses at December 31, 2016, 2015 and 2014 is $136,000,  $79,000 and $20,000, respectively, for this post retirement benefit.

Employee Stock Ownership Plan

On June 29, 2016, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of the eligible Company employees. The ESOP shares were purchased through a loan from the Company and as the debt is repaid, shares are released. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The unreleased shares are deducted from stockholders' equity as unearned ESOP shares in the accompanying balance sheets. The number of shares committed to be released per year is 59,359 through 2035.

As of December 31, 2016, there were 1,127,829 unallocated shares held by the ESOP and 59,359 committed to be allocated.  The fair value of unallocated shares was approximately $21.8 million at December 31, 2016.  Total compensation expense recognized in connection with the ESOP was $951,000 for the year ended December 31, 2016.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code.  Under the ESOP Restoration Plan, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit.  Any benefits earned under the ESOP Restoration Plan would become payable the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the ESOP Restoration Plan.  These benefits are accrued over the period during which employees provide services to earn these benefits.  For the year ended December 31, 2016, $13,000 was accrued for the ESOP Restoration Plan.

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of the Company.  Participants in the plan must have at least six years of service as a director to be vested in the benefit which is determined based on number of years of service.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Based on the actuarial analysis, the funded status of the plan and the components of net periodic cost are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,369	$1,367	$—
Service cost	75	60	9
Interest cost	56	52	11
(Gain) loss	36	21	—
Prior service cost	—	117	1,347
Benefits paid	—	(248)	—

Benefit obligation and funded status at end of year	$1,536	$1,369	$1,367

Accumulated benefit obligation	$1,380	$1,242	$1,232

Service cost	$75	$60	$9
Interest cost	56	52	11
Gain (loss)	3	—	—
Prior service cost recognized	232	231	36

Net periodic cost	$366	$343	$56

The following assumptions were used to determine the benefit obligation and net periodic cost at or for the years ended December 31:

	2016	2015	2014

Discount rate	4.00%	4.00%	5.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following is a summary of benefit payments expected to be paid by the director’s retirement plan over the next ten years:

Years Ending December 31,	(in thousands)

2017	$—
2018	—
2019	150
2020	150
2021	187
2022-2026	933

17.RELATED PARTY TRANSACTIONS

The Bank has made loans to directors and officers, in the ordinary course of business at arms-length terms, amounting to $1.2 million and $1.4 million at December 31, 2016 and 2015, respectively.  New loans granted were $2,000 and $438,000 in 2016 and 2015, respectively.  Loan repayments and reductions due to officer retirements were $135,000 and $835,000 in 2016 and 2015, respectively.

18.MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

The FDIC has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above.  Under the FDIC’s revised rules, which became effective January 1, 2015, an insured state nonmember bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  A bank holding is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  Prompt corrective action provisions are not applicable to bank holding companies.  In addition, because the Bank obtained FDIC deposit insurance in 2013, it was treated as a de novo institution and was required by the FDIC to maintain a leverage ratio of not less than 8.0% for the first seven years of operation following the effectiveness of its deposit insurance.  The Bank received notification from the FDIC that its status as a newly insured institution and the applicability of these enhanced regulatory requirements terminated on July 1, 2016.

At December 31, 2016, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at December 31, 2016 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 0.625%.

The Company’s regulatory capital ratios as of December 31, 2016 and the Bank’s regulatory capital ratios as of December 31, 2016 and 2015 are presented in the table below.

					Minimum To Be
					Well Capitalized
					Under Prompt
			Minimum		Corrective Action
	Actual		Capital Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
HarborOne Bancorp, Inc.
December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$317,185	16.2%	$88,320	4.5%	127,574	N/A
Tier 1 capital to risk-weighted assets	317,185	16.2	117,760	6.0	157,014	6.0%
Total capital to risk-weighted assets	334,153	17.0	157,014	8.0	196,267	10.0
Tier 1 capital to average assets	317,185	13.2	95,796	4.0	119,745	N/A

HarborOne Bank
December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$234,655	12.0%	$88,201	4.5%	$127,402	6.5%
Tier 1 capital to risk-weighted assets	234,655	12.0	117,602	6.0	156,802	8.0
Total capital to risk-weighted assets	251,623	12.8	156,802	8.0	196,003	10.0
Tier 1 capital to average assets	234,655	9.9	95,178	4.0	118,973	5.0

December 31, 2015
Common equity Tier 1 capital to risk-weighted assets	$177,809	10.8%	$73,809	4.5%	$106,613	6.5%
Tier 1 capital to risk-weighted assets	177,809	10.8	98,412	6.0	131,216	8.0
Total capital to risk-weighted assets	191,509	11.7	131,216	8.0	164,020	10.0
Tier 1 capital to average assets	177,809	8.3	171,330	8.0	171,330	8.0

Dividend Restrictions

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year. The total of all dividends shall not exceed the Bank’s net income for the current year (as defined by statute), plus the Bank’s net income retained for the two previous years, without regulatory approval. Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common stock and for its

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

other cash needs. The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

19.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in retained earnings, are as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Securities available for sale:
Net unrealized gain (loss)	$(1,022)	$212
Related tax effect	357	(73)
Net-of-tax amount	(665)	139

Directors' retirement plan:
Prior service cost	(1,016)	(1,215)
Related tax effect	391	484
Net-of-tax amount	(625)	(731)

Total accumulated other comprehensive (loss)	$(1,290)	$(592)

The following tables present changes in accumulated other comprehensive income by component for the years ended December 31, 2016, 2015 and 2014:

		Year Ended December 31,
	2016			2015			2014

	Unrealized Gains			Unrealized Gains			Unrealized Gains
	and Losses on	Directors'		and Losses on	Directors'		and Losses on	Directors'
	Available-for-Sale	Retirement		Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total	Securities	Plan	Total
		(in thousands)

Balance at beginning of period	$139	$(731)	$(592)	$371	$(788)	$(417)	$(502)	$—	$(502)

Other comprehensive income before reclassifications	(951)	—	(951)	(62)	—	(62)	1,888	—	1,888
Prior service cost arising during the year	—	—	—	—	(114)	(114)	—	(1,347)	(1,347)
Amounts reclassified from accumulated other comprehensive income	(283)	232	(51)	(295)	231	(64)	(483)	36	(447)
Losses arising during the period	—	(33)	(33)	—	(21)	(21)	—	—	—
Net current period other comprehensive income	(1,234)	199	(1,035)	(357)	96	(261)	1,405	(1,311)	94

Related tax effect	430	(93)	337	125	(39)	86	(532)	523	(9)

Balance at end of period	$(665)	$(625)	$(1,290)	$139	$(731)	$(592)	$371	$(788)	$(417)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Directors’ retirement plan actuarial losses of $8,000, included in accumulated other comprehensive loss at December 31, 2016, are expected to be recognized as a component of net periodic pension cost, included in compensation and benefits expense during the year ended December 31, 2017.

20.FAIR VALUE OF ASSETS AND LIABILITIES

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

Federal Home Loan Bank stock - The fair value of FHLB stock is equal to cost based on redemption provisions.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   At December 31, 2016 and 2015, the weighted average pull-through rate for derivative loan commitments was 86% and 85%, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
December 31, 2016
Assets

U.S. government and government-sponsored enterprise obligations	$—	$9,747	$—	$9,747
U.S. government-sponsored residential mortgage-backed securities	—	54,847	—	54,847
U.S. government-sponsored collateralized mortgage obligations	—	39,183	—	39,183
SBA asset-backed securities	—	32,692	—	32,692
Mortgage loans held for sale	—	86,443	—	86,443
Mortgage servicing rights	—	20,333	—	20,333
Derivative loan commitments	—	—	2,231	2,231
Forward loan sale commitments	—	—	491	491
Interest rate swaps	—	248	—	248
	$—	$243,493	$2,722	$246,215
Liabilities

Forward loan sale commitments	$—	$—	$576	$576
Interest rate swaps	—	248	—	248
	$—	$248	$576	$824

December 31, 2015
Assets

U.S. government and government-sponsored enterprise obligations	$—	$4,967	$—	$4,967
U.S. government-sponsored residential mortgage-backed securities	—	46,616	—	46,616
U.S. government-sponsored collateralized mortgage obligations	—	46,470	—	46,470
SBA asset-backed securities	—	30,488	—	30,488
Mortgage loans held for sale	—	63,797	—	63,797
Mortgage servicing rights	—	12,958	—	12,958
Derivative loan commitments	—	—	1,432	1,432
Forward loan sale commitments	—	—	229	229
Interest rate swaps	—	1,226	—	1,226
	$—	$206,522	$1,661	$208,183
Liabilities

Forward loan sale commitments	$—	$—	$89	$89
Interest rate swaps	—	1,226	—	1,226
	$—	$1,226	$89	$1,315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents, for the years ended December 31, 2016, 2015 and 2014, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Assets: Derivative and Forward Loan Sale Commitments, Net:

Balance at beginning of year	$1,661	$67	$89

Additions from acquisition of MMC	—	2,192	—
Total gains (losses) included in net income (1)	1,061	(598)	(22)

Balance at end of year	$2,722	$1,661	$67

Changes in unrealized gains relating to instruments at period end	$2,722	$1,661	$67

Liabilities: Derivative and Forward Loan Sale Commitments, Net:

Balance at beginning of year	$(89)	$(44)	$(9)

Total gains (losses) included in net income (1)	(487)	(45)	(35)

Balance at end of year	$(576)	$(89)	$(44)

Changes in unrealized (losses) relating to instruments at period end	$(576)	$(89)	$(44)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at December 31, 2016 and 2015.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$2,548	$—	$—	$3,988
Other real estate owned and repossessed assets	—	—	1,767	—	—	2,347

	$—	$—	$4,315	$—	$—	$6,335

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at December 31, 2016 and 2015, respectively.

	Year Ended December 31,
	2016	2015
	(in thousands)

Impaired loans	$682	$67
Other real estate owned and repossessed assets	250	4

	$932	$71

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$50,215	$50,215	$—	$—	$50,215
Securities available for sale	136,469	—	136,469	—	136,469
Securities held to maturity	47,877	—	48,972	—	48,972
Federal Home Loan Bank stock	15,749	—	—	15,749	15,749
Mortgage loans held for sale	86,443	—	86,443	—	86,443
Loans, net	1,981,747	—	—	2,007,394	2,007,394
Retirement plan annuities	12,044	—	—	12,044	12,044
Mortgage servicing rights	20,333	—	20,333	—	20,333
Accrued interest receivable	5,603	—	5,603	—	5,603

Financial liabilities:
Deposits	1,804,753	—	—	1,806,926	1,806,926
Borrowed funds	275,119	—	276,741	—	276,741
Mortgagors' escrow accounts	5,034	—	—	5,034	5,034
Accrued interest payable	545	—	545	—	545

Derivative loan commitments:
Assets	2,231	—	—	2,231	2,231

Interest rate swap agreements:
Assets	248	—	248	—	248
Liabilities	248	—	248	—	248

Forward loan sale commitments:
Assets	491	—	—	491	491
Liabilities	576	—	—	576	576

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2015
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$40,652	$40,652	$—	$—	$40,652
Securities available for sale	128,541	—	128,541	—	128,541
Securities held to maturity	63,579	—	65,206	—	65,206
Federal Home Loan Bank stock	18,735	—	—	18,735	18,735
Mortgage loans held for sale	63,797	—	63,797	—	63,797
Loans, net	1,729,388	—	—	1,754,997	1,754,997
Retirement plan annuities	11,608	—	—	11,608	11,608
Mortgage servicing rights	12,958	—	12,958	—	12,958
Accrued interest receivable	4,920	—	4,920	—	4,920

Financial liabilities:
Deposits	1,691,212	—	—	1,695,731	1,695,731
Borrowed funds	249,598	—	251,812	—	251,812
Mortgagors' escrow accounts	4,486	—	—	4,486	4,486
Accrued interest payable	546	—	546	—	546

Derivative loan commitments:
Assets	1,432	—	—	1,432	1,432

Interest rate swap agreements:
Assets	1,226	—	1,226	—	1,226
Liabilities	1,226	—	1,226	—	1,226

Forward loan sale commitments:
Assets	229	—	—	229	229
Liabilities	89	—	—	89	89

21.SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2016 and 2015 and for the years then ended are presented in the tables below.  Merrimack Mortgage was acquired in July 2015.

	Year Ended December 31, 2016
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$59,122	$1,873	$—	$—	$60,995
Provision for loan losses	4,172	—	—	—	4,172
Net interest income, after provision for loan losses	54,950	1,873	—	—	56,823
Mortgage banking income:
Changes in mortgage servicing rights fair value	(778)	(352)	—	—	(1,130)
Other	4,857	47,272	—	—	52,129
Total mortgage banking income	4,079	46,920	—	—	50,999
Other noninterest income	16,091	13	—	—	16,104
Total noninterest income	20,170	46,933	—	—	67,103
Noninterest expense	68,255	41,663	4,780	—	114,698
Income (loss) before income taxes	6,865	7,143	(4,780)	—	9,228
Provision (benefit) for income taxes	2,195	3,076	(1,974)	—	3,297
Net income (loss)	$4,670	$4,067	$(2,806)	$—	$5,931

Total assets	$2,446,613	$121,585	$329,409	$(449,297)	$2,448,310
Goodwill	$3,186	$10,179	$—	$—	$13,365

	Year Ended December 31, 2015

	HarborOne	Merrimack
	Bank	Mortgage (1)	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$51,137	$1,088	$—	$52,225
Provision for loan losses	1,257	—	—	1,257
Net interest income, after provision for loan losses	49,880	1,088	—	50,968
Mortgage banking income:
Changes in mortgage servicing rights fair value	(763)	283	—	(480)
Other	2,986	17,724	—	20,710
Total mortgage banking income	2,223	18,007	—	20,230
Other noninterest income	15,123	20	—	15,143
Total noninterest income	17,346	18,027	—	35,373
Noninterest expense	61,249	16,765	—	78,014
Income before income taxes	5,977	2,350	—	8,327
Provision for income taxes	1,631	928	—	2,559
Net income	$4,346	$1,422	$—	$5,768

Total assets	$2,159,635	$88,981	$(85,474)	$2,163,142
Goodwill	$3,186	$10,179	$—	$13,365

(1) Amounts reported for the Merrimack Mortgage segment are for the six months ended December 31, 2015, as the mortgage company was acquired on July 1, 2015.

22.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2016 and the related statements of net income and cash flows for the year-ended December 31, 2016 are presented below.  The statement of stockholder’s equity is not presented below as the parent company’s stockholder’s equity is that of the consolidated company.

Balance Sheet	December 31,
2016
(in thousands)
Assets
Cash and due from banks	$67,698
Investment in common stock of HarborOne Bank	247,806
Loan receivable - ESOP	11,261
Other assets	2,644
Total Assets	$329,409

Liabilities and Stockholders' Equity
Other liabilities and accrued expenses	$25
Stockholders' equity	329,384
Total Liabilities and Stockholders' Equity	$329,409

Statement of Net Income	December 31,
2016
(in thousands)

Interest on ESOP loan	$211
Operating expenses	4,991
Income (loss) before income taxes and equity in undistributed net income of HarborOne Bank	(4,780)
Income tax provision (benefit)	(1,974)
Income (loss) before equity in income of subsidiaries	(2,806)
Equity in undistributed net income of HarborOne Bank	8,737
Net Income	$5,931

Statement of Cash Flows	December 31,
2016
(in thousands)

Cash flows from operating activities:
Net income	$5,931
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(8,737)
Issuance of common stock to the HarborOne Foundation	3,855
Deferred income tax benefit	(1,548)
Net change in other assets	(1,096)
Net change in other liabilities	25
Net cash used by operating activities	(1,570)

Cash flows from investing activities:
Investment in HarborOne Bank	(60,000)
Repayment of ESOP loan	611
Net cash used by investing activities	(59,389)

Cash flows from financing activities:
Issuance of common stock	140,529
Purchase of shares by ESOP	(11,872)
Net cash provided by financing activities	128,657

Net change in cash and cash equivalents	67,698
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$67,698

23.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands, except share data)

Interest and dividend income	$17,439	$15,631	$18,106	$16,039	$19,162	$17,690	$20,049	$17,440
Interest expense	3,553	3,614	3,454	3,607	3,260	3,803	3,494	3,551
Net interest and dividend income	13,886	12,017	14,652	12,432	15,902	13,887	16,555	13,889
Provision for loan losses	205	250	801	667	1,710	325	1,456	15
Other noninterest income	10,820	3,968	15,847	4,188	20,869	13,952	19,284	12,970
Realized securities gains and impairment losses, net	242	294	41	—	—	1	—	—
Total noninterest income	11,062	4,262	15,888	4,188	20,869	13,953	19,284	12,970
Total noninterest expenses	24,557	14,864	31,169	14,603	29,609	24,106	29,363	24,441
Provision (benefit) for income taxes	62	244	(749)	290	1,900	1,165	2,084	860
Net income (loss)	$124	$921	$(681)	$1,060	$3,552	$2,244	$2,936	$1,543

Basic earnings per share	N/A	N/A	N/A	N/A	$0.11	N/A	$0.09	N/A
Diluted earnings per share	N/A	N/A	N/A	N/A	$0.11	N/A	$0.09	N/A
Weighted average common shares (basic and diluted)	N/A	N/A	N/A	N/A	30,943,808	N/A	30,973,588	N/A

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2016. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

 Management of HarborOne Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. HarborOne Bancorp, Inc.'s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Shared Management Structure

Each of the directors of HarborOne Bancorp is also a director of HarborOne Bank. Additionally, each executive officer of HarborOne Bancorp is an executive officer of HarborOne Bank. We expect that HarborOne Bancorp and HarborOne Bank will continue to have common executive officers and directors until there is a business reason to establish separate management structures.

Directors

The following table provides information regarding our directors:

Name	Age	Position(s)	Director Since
Joseph F. Barry (2)	75	Director	1987
James W. Blake	66	President, Chief Executive Officer, Clerk and Director	1995
Joseph F. Casey	56	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director	2017
David P. Frenette, Esq. (1)	61	Director	2007
Gordon Jezard (1)	82	Director	1983
Edward F. Kent (2)	86	Director	1983
Barry R. Koretz	71	Director	1987
Timothy R. Lynch (3)	61	Chairman of the Board	2011
Wallace H. Peckham, III (1) (2) (3)	74	Director	1981
Michael J. Sullivan (2) (3)	62	Director	2015

(1) Member of the compensation committee.
(2) Member of the audit committee.
(3) Member of the corporate governance committee.

The following includes a brief biography for each of our directors. The biography of each director also includes information regarding the experience, qualifications, attributes or skills that caused our board of directors to determine that such member of our board of directors should serve as a director. There are no family relationships among any of our directors or executive officers. Unless otherwise stated, each director has held his or her current occupation for the last five years.

Joseph F. Barry retired in 2003 as Senior Vice President of HMI, Inc., a travel marketing firm located in Norwood, Massachusetts, after 14 years with the company. Before joining HMI, Inc., Mr. Barry was Vice President at Knapp Shoes, Inc. from 1986 to 1989 and Vice President at Herman Shoe International, Inc. from 1983 to 1986. Mr. Barry was selected to serve as a director because of his business experience and ability to assist us in strategic planning.

James W. Blake has served as President and Chief Executive Officer of HarborOne Bancorp since 2016.  He has served as Chief Executive Officer and President of HarborOne Bank since 1995 after serving as Chief Operating Officer in 1993. Prior to joining HarborOne Bank, Mr. Blake was Senior Vice President of Retail Banking and Marketing at Mechanics Bank in Worcester, Massachusetts, from 1986 to 1993. Mr. Blake has served on the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Boston. Since 2011, he has served on the Signature Healthcare Executive Business Council, and the YMCA Foundation. He also currently serves on the board of the Connecticut Online Computer Center, a position he has held since 2003. He also served on the board of the Massachusetts Credit Union League, from 1998 to 2012. As President and Chief Executive Officer, Mr. Blake is familiar with our banking operations and provides the board of directors with insight into our challenges, opportunities and operations. In addition, he was selected to serve as a director because of his extensive banking experience and familiarity with our market area.

Joseph F. Casey joined HarborOne Bank in 2004.  He has served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of HarborOne Bancorp since 2016.  He was appointed President of HarborOne Bank in February 2017 and has served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer since 2015. Prior to his current position, he served as Executive Vice President and Chief Financial Officer of HarborOne Bank from 2006 to 2015 and Senior Vice President and Chief Financial Officer from 2004 to 2006. Before joining HarborOne Bank, Mr. Casey was Vice President at Seacoast Financial Services in New Bedford, Massachusetts and Senior Vice President, Chief Financial Officer and Treasurer at Compass Bank for Savings in New Bedford, Massachusetts from 2003 to 2004, and prior to that held various titles, including Chief Financial Officer, Treasurer, Controller and Internal Auditor during his 17 years with Andover Bancorp, Inc. in Andover, Massachusetts.  Mr. Casey was selected to serve as a director because of his extensive banking experience and familiarity with our market area.

David P. Frenette, Esq. is an attorney in solo practice in Brockton, Massachusetts, focusing primarily on elder care law, estate planning, residential and commercial real estate and business organization. Mr. Frenette has practiced law for nearly 25 years. Mr. Frenette was a partner at Frenette & Dukess from 1995 to 2012 and with Wheatley, Frenette & Dukess from 1990 to 1995, specializing in real estate closings for local banks, including HarborOne Bank. Mr. Frenette has served on the Board of Trustees of Signature Healthcare Brockton Hospital, since 1999, as well as on the Boards at the Old Colony YMCA since 1993. He is also an active member at Rotary Club of Brockton. Mr. Frenette was selected to serve as a director because of his extensive experience in the practice of law, particularly in real estate, and because of his involvement and knowledge of the local community.

Gordon Jezard retired in 2012 after a 28-year career in the automotive parts and supplies retail business, as owner of and director of operations at Bettridge Auto Parts, Inc. in Brockton, Massachusetts, which he sold in 2012. Prior to his tenure at Bettridge Auto Parts, Inc., Mr. Jezard held management positions at Eastern Edison Co., an electric company in Brockton, Massachusetts. Mr. Jezard is a graduate of Northeastern University with degrees in Business Management and Electrical Engineering. Mr. Jezard was selected to serve as a director because of his knowledge of and experience working with small businesses.

Edward F. Kent retired in 1999. Prior to retiring, Mr. Kent served as Vice President, Regulatory Affairs at Mitek Surgical Products Inc., a Johnson & Johnson Company, in Norwood, Massachusetts, and held management positions at Accumetrics, Inc., a healthcare company in San Diego, California, providing diagnostic testing, Beaver Surgical in Norwood, Massachusetts, and Acufex Microsurgical, Inc. in Norwood, Massachusetts. Mr. Kent is also the former owner of Kent Products Inc., a manufacturing company in Easton, Massachusetts. He graduated from Wentworth Institute of Technology with an aerospace engineering license and Boston University with a B.S. degree in aeronautical engineering. Mr. Kent also served in the U.S. Navy, receiving an honorable discharge in 1955. He has been an active member in the community, including having been a member of the board of the Goddard Hospital from 1983 to 1987, and a tutor at Trinity Catholic Academy in Brockton, Massachusetts and the Adult Learning Center in Brockton, Massachusetts. Mr. Kent was selected to serve as a director because of his knowledge of and service to our local community.

Barry R. Koretz is President and founder of BKA Architects, Inc. in Brockton, Massachusetts, a full-service commercial architecture and design firm he started in 1974. As President of BKA Architects, Inc., Mr. Koretz is responsible for matters related to finance, administration, business development and project management of the 50-person firm with approximately $7 million in annual billings. Mr. Koretz has served as co-chair of the Signature Healthcare Executive Business Council since 2012 and the Signature Healthcare Capital Campaign Steering Committee since 2015, and as a director of the Brockton Boys and Girls Club since 2000. Previously, Mr. Koretz was a member of the Board of Trustees of Brockton Hospital and the boards of directors of Metro South Chamber of Commerce and the United Way of Greater Plymouth County. Mr. Koretz was selected to serve as a director because of his experience owning and managing a business in our market area, which, together with his knowledge of and service to our local community, provides a unique perspective on the needs of customers in our market area.

Timothy R. Lynch has served as Chief Medical Officer at South Shore Physician Ambulatory Enterprise (SSPAE) in Weymouth, Massachusetts, since 2015, and practicing internist at South Shore Medical Center since 2013. Prior to joining SSPAE, Dr. Lynch was Lead Hospital Physician, South Region at Atrius Health from 2013 to 2015. From 1996 to 2013, Dr. Lynch held the following positions at Signature Healthcare: Vice President of Quality from 2011 to 2013; Vice President of the Medical Staff from 2010 to 2013; Vice Chairman, Physician Hospital Organization Board of Directors from 2003 to 2008; Trustee, Signature Healthcare Corporation from 2002 to 2013; Trustee, Signature Healthcare Brockton Hospital Incorporated from 2002 to 2013; and Patient Care Assessment Coordinator from 1996 to 2013. Dr. Lynch currently serves as a member of the board of directors of Health Provider Services Organization. Dr. Lynch was selected to serve as a director because of his management experience, including strategic planning, budget development and state, federal and industry regulatory compliance.

Wallace H. Peckham, III retired in 2015 from Conley & Wood, CPA's P.C., in South Easton, Massachusetts, where he had worked since 2013 following its merger with the company he founded in 2010, Peckham & Eidlin, CPA's, P.C., in Brockton, Massachusetts. Mr. Peckham has been self-employed since 1982 as a certified public accountant in private practice throughout Brockton, Massachusetts, providing professional services to individuals and the business community. Mr. Peckham has been a member of the Board of Trustees of Signature Healthcare, Brockton Hospital since 2007 and served as chairman from 2013 to 2014. He is a member of the Rotary Club of Brockton. Mr. Peckham was selected to serve as a director because of his financial and accounting experience, which provides a unique perspective with respect to the preparation and review of our financial statements, the supervision of our independent auditors and the review and oversight of our financial controls and procedures, accounting practices and tax matters.

Michael J. Sullivan has been a partner at the Ashcroft Law Firm, LLC in Boston, Massachusetts since 2009. Mr. Sullivan is recognized as an expert in government investigations, corporate compliance and ethics, fraud, corruption, health care and corporate security, with extensive policy and regulatory experience. Prior to joining the Ashcroft Law Firm, LLC, Mr. Sullivan was a United States Attorney for the District of Massachusetts from 2001 to 2009. From 2006 through 2008, Mr. Sullivan served as Director of the Bureau of Alcohol, Tobacco, Firearms and Explosives in Washington, DC and from 1995 to 2001 he served as the District Attorney for Plymouth County, Massachusetts. Mr. Sullivan has been a member of the board of directors of Signature Healthcare since May 2009,

Old Colony YMCA since 1995, Continuing Education Institute from 1989 to 1994 and Consumer Credit Counseling Services from 1986 to 1989. Mr. Sullivan was selected to serve as a director because of his extensive policy and regulatory legal experience and continued service to the community.

Executive Officers

The following table provides information regarding our executive officers who were not directors.  Our executive officers serve at the discretion of our board of directors and hold office until their successors are duly elected and qualified or until the earlier of their death, resignation or removal.

Name	Age	Position(s)
Leo C. Donahue	67	Senior Vice President - Retail Officer at HarborOne Bank
Wayne F. Dunn	61	Senior Vice President - Chief Technology Officer at HarborOne Bank
Christopher K. Gibbons	64	Senior Vice President - Consumer Lending at HarborOne Bank
Mark T. Langone	49	Senior Vice President - Chief Enterprise Risk Officer at HarborOne Bank
Peter F. Makowiecki	56	Senior Vice President - Residential Lending at HarborOne Bank
David B. Reilly	51	Senior Vice President - Operations at HarborOne Bank
H. Scott Sanborn	53	Senior Vice President - Commercial Lending at HarborOne Bank
David E. Tryder	51	Senior Vice President and Chief Marketing Officer at HarborOne Bank
Patricia M. Williams	56	Senior Vice President - Human Resources at HarborOne Bank

The following is a brief biography of each of our executive officers.  Biographical information for Mr. Blake and Mr. Casey is set forth above in the section above titled “Directors”.

Leo C. Donahue has served as Senior Vice President—Retail Officer since joining HarborOne Bank in 2007. Prior to joining HarborOne Bank, Mr. Donahue was a self-employed consultant from 2005 to 2007; Senior Vice President—Division Manager, Personal Banking Group at North Shore Bank in Peabody, Massachusetts from 2003 to 2004; and Senior Vice President—Division Manager, Personal Banking Group at Warren Five Cent Savings Bank in Peabody, Massachusetts from 1987 to 2003.

Wayne F. Dunn has served as Senior Vice President—Chief Technology Officer since joining HarborOne Bank in 2008. Prior to joining HarborOne Bank, Mr. Dunn was Director, Enterprise Solutions at NWN Corporation in Waltham, Massachusetts from 2007 to 2008; Chief Technology Officer at Clearway Technology Partners in Medway, Massachusetts in 2007; and Senior Director, Enterprise Computing and Principal Consultant at AimNet Solutions, Inc. (acquired by Cognizant Technology Solutions Corporation) in Holliston, Massachusetts from 2001 to 2007.

Christopher K. Gibbons joined HarborOne bank in August 1994 and has been the Senior Vice President—Consumer Lending since 1999. Prior to his current position, he served as Senior Vice President—Consumer Lending & Collections from 1999 to 2015 and Vice President—Consumer Lending from 1994 to 1999. Before joining HarborOne Bank, Mr. Gibbons worked at several banks in Abington, Massachusetts and Brockton, Massachusetts as Vice President—Consumer Lending.

Mark T. Langone has served as Senior Vice President—Chief Enterprise Risk Officer since joining HarborOne Bank in 2015. Prior to joining HarborOne Bank, Mr. Langone was a bank examiner at the FDIC in Foxboro, Massachusetts, from 1990 to 2003 and 2012 to 2015; Senior Vice President—Director of Risk Governance and Senior Vice President—Credit Risk Management at Sovereign Bank (now Santander Bank, N.A.) in Boston, Massachusetts from 2004 to 2012; and Senior Vice President—Senior Risk Management at Compass Bank for Savings in New Bedford, Massachusetts, from 2003 to 2004.

Peter F. Makowiecki has served as Senior Vice President—Residential Lending since joining HarborOne Bank in 2013. Prior to joining HarborOne Bank, Mr. Makowiecki held various titles, including Senior Vice President—Sales & Marketing and President of MetLife Home Loans, at MetLife Bank in Irving, Texas, from 2008 to 2010. Mr. Makowiecki was President and Chief Executive Officer of First Horizon Home Loan Corporation from 2005 to 2008 and Senior Executive Vice President—Chief Financial Officer of First Horizon Home Loan Corporation from 2000 to 2005.

David B. Reilly has served as Senior Vice President—Operations since joining HarborOne Bank in 2008. Prior to joining HarborOne Bank, Mr. Reilly was Senior Vice President—Operations from 2004 to 2008 and Vice President—Director Alternative Delivery and Customer Service in 2004 at Rockland Trust Company in Rockland, Massachusetts; Technology Integration On-Site

Coordinator at Citizens Bank in Providence, Rhode Island in 2003; and Director, Information Technology from 2000 to 2003 and Vice President—Call Center Operations and Retail Delivery from 1996 to 2003 at Cambridgeport Bank in Cambridge, Massachusetts.

H. Scott Sanborn has served as Senior Vice President—Commercial Lending since joining HarborOne Bank in 2014. Prior to joining HarborOne Bank, Mr. Sanborn was Regional Vice President—Metro Boston & Rhode Island/Southeastern Massachusetts from 2011 to 2014 and Professionals Group Leader, Wealth from 2010 to 2011 at TD Bank in Boston, Massachusetts and Senior Vice President—Regional Executive & Professionals Market Leader from 2005 to 2010 and Senior Vice President—Market Manager from 2000 to 2004 at Sovereign Bank (now Santander Bank, N.A.) based in Boston, Massachusetts.

David E. Tryder has served as Senior Vice President—Chief Marketing Officer since joining HarborOne Bank in 2014. Prior to joining HarborOne Bank, Mr. Tryder was Director—Digital Strategy Group in 2013, Director—Interactive & Relationship Marketing from 2009 to 2013, and Senior Manager—Interactive Marketing from 2005 to 2009 at Dunkin' Donuts in Canton, Massachusetts; Vice President—Marketing Director at Modem Media in Norwalk, Connecticut, from 2004 to 2005; Vice President—Marketing Director at Digitas, LLC in Boston, Massachusetts, from 2000 to 2004; and Product Manager—ATM Network and Online Banking at Fleet Bank in Boston, Massachusetts, from 1997 to 2000.

Patricia M. Williams, Senior Vice President of Human Resources, joined HarborOne in 1986. During her tenure she has held the leadership role in the Human Resources Division and has been responsible for the development, implementation and oversight of Human Resources policies, training and development, benefits, talent acquisition and retention and culture.

Board Composition

Our articles of organization provide that the size of our board of directors will be determined from time to time by resolution of our board of directors. Our board of directors currently consists of ten directors.

Our articles of organization provide for a classified board of directors consisting of three classes of directors. At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. Our directors are divided among the three classes as follows:

•	Class I directors will be Joseph F. Casey, David P. Frenette, Esq., Barry R. Koretz and Michael Sullivan, and their terms will expire at the annual meeting of shareholders to be held in 2017;
•	Class II directors will be Gordon Jezard, Edward F. Kent and Wallace H. Peckham, III, and their terms will expire at the annual meeting of shareholders to be held in 2018; and
•	Class III directors will be Joseph F. Barry, James W. Blake and Timothy R. Lynch, and their terms will expire at the annual meeting of shareholders to be held in 2019.

The classification of our board of directors may have the effect of delaying or preventing changes in control of our company. We expect that additional directorships resulting from an increase in the number of directors, if any, will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Audit Committee.    The audit committee assists our board of directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent registered public accounting firm, and our internal financial and accounting controls. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent registered public accounting firm, and our independent registered public accounting firm report directly to the audit committee. The audit committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

The members of the audit committee are Wallace H. Peckham, III, Edward F. Kent and Michael Sullivan, with Mr. Peckham serving as chair. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the NASDAQ listing rules and the independence requirements of the Exchange Act. Our board of directors has determined that Mr. Peckham qualifies as an "audit committee financial expert" as such term is currently defined under SEC Rules. The audit committee has adopted a written charter that satisfies the applicable standards of the SEC and the NASDAQ listing rules, which upon completion of this offering we will post on our website.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2016, the members of the compensation committee were David P. Frenette, Gordon Jezard and Wallace H. Peckham, III, each of which are independent directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationship exists between any member of the board of directors or compensation committee (or other committee performing equivalent functions) and any executive, member of our board of directors or member of the compensation committee (or other committee performing equivalent functions) of any other company.

Code of Business Conduct and Ethics

The Company maintains a code of ethics that applies to all of the Company’s directors, officers and employees.  This code of ethics is available on the Company’s website at www.harboronebancorp.com, under the heading Investor Relations.  We will disclose future amendments to the code or any waivers of its requirements on our website to the extent permitted by the applicable rules and exchange requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table.    The following table sets forth information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the two most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of the year ended December 31, 2016. Each of these individuals is referred to as a "named executive officer."

					Non-equity
					Incentive Plan		All Other
Name and Principal Position	Year	Salary	Bonus		Compensation		Compensation (4)	Total
James W. Blake	2016	$659,989	$390,218		$136,598	(2)	$118,826	$1,305,631
President and Chief Executive Officer	2015	646,673	291,004	(1)	129,335	(2)	86,411	1,153,423

Joseph F. Casey	2016	$413,324	$177,730		$—	(3)	$81,505	$672,559
Executive Vice President, Chief Financial	2015	390,748	105,502		—	(3)	52,385	548,635
Officer, Chief Operating Officer, and Treasurer

Peter F. Makowiecki	2016	$268,078	$72,045	(3)	$—	(3)	$45,419	$385,542
Senior Vice President, Residential Lending

(1) Includes the amount of annual bonus paid in March 2016.  Excludes payment of a one-time cash bonus in the amount of $928,678, which included $415,583 in tax gross up payment, to compensate Mr. Blake for the loss in benefits as a result of the termination of the collateral assignment split dollar life insurance arrangement.

(2) Represents the amount of deferred bonus payable to Mr. Blake under the Senior Management Long Term Incentive Plan.  This deferred bonus is vested but not payable until the earlier of Mr. Blake's termination of employment or the third anniversary of the grant date.

(3) Does not include the amount of deferred bonus that is accrued but subject to continued employment through the third anniversary of the grant date.
(4) The table shown below shows the components of this column for 2016.

The components of “All Other Compensation” from the table above are shown below:

			Auto Allowance	Life & LTD
	401(k) Employer	Country Club	& Fuel	Insurance		ESOP
Name	Contributions	Membership	Reimbursement	Premiums	ESOP	Restoration
Mr. Blake	$32,996	$750	$22,762	$25,937	$14,665	$21,716
Mr. Casey	32,996	—	15,041	10,981	6,461	16,026
Mr. Makowiecki	32,996	—	—	3,622	8,006	795

Employment and Change in Control Agreements

Employment Agreements.    HarborOne Bank and HarborOne Bancorp are parties to an employment agreement with each of James W. Blake, President and Chief Executive Officer, and Joseph F. Casey, Executive Vice President, Chief Financial Officer and Chief Operating Officer and Treasurer.

Mr. Blake's employment agreement provides for a minimum annual base salary of $662,480 and Mr. Casey's employment agreement provides for a minimum annual base salary of $416,289. The employment agreements also provide for discretionary incentive and/or bonus compensation, participation on generally applicable terms and conditions in other compensation and fringe benefit plans, and certain perquisites, including for Mr. Blake, the use of an automobile and reimbursement of automobile-related expenses, club membership, travel to and attendance at industry conferences and seminars, five weeks paid vacation, life insurance equal to three times the executive's base salary, technology assistance for remote access to HarborOne Bank's and HarborOne Bancorp's systems, and supplemental medical insurance upon reaching age 65, and for Mr. Casey, the use of an automobile and reimbursement of automobile related expenses, four weeks paid vacation, life insurance equal to three times the executive's base salary, technology assistance for remote access to HarborOne Bank's and HarborOne Bancorp's systems, and supplemental medical insurance upon reaching age 65. HarborOne Bank and HarborOne Bancorp may terminate the executive's employment, and the executive may resign, at any time with or without good reason. In the event of termination without cause, HarborOne Bank and HarborOne Bancorp will pay to the executive, for a period of two years, severance benefits equal to his monthly base salary in effect at the time of his termination and annual incentive compensation equal to the average incentive compensation received by the executive during the three full fiscal years immediately preceding termination. HarborOne Bank and HarborOne Bancorp will also make an additional payment to the executive in an amount equal to the aggregate amount of employer contributions that would have been made to any qualified pension, profit sharing or 401(k) or similar plan on behalf of the executive if the executive had remained an employee of HarborOne Bank and HarborOne Bancorp for an additional 24-month period. In addition, HarborOne Bank and HarborOne Bancorp will make a monthly cash payment for 18 months or the executive's COBRA health continuation period, whichever ends earlier, in the amount that HarborOne Bank and HarborOne Bancorp would have made to provide health insurance to the executive. The same severance benefits would be payable if the executive resigns for good reason, which includes a failure to continue in his current position; a material change in responsibilities, functions or duties; any reassignment to a place of business more than 50 miles from Brockton, Massachusetts; or a material breach of the contract by HarborOne Bank and HarborOne Bancorp that is not cured within 30 days. In the event the executive's employment is involuntarily terminated for reasons other than for cause, disability or death, or the executive voluntary resigns for good reason, in either case after a change in control of HarborOne Bancorp, the severance benefits increase from two times the sum of the executive's base salary and average three-year bonus to three times the sum of the executive's base salary and average three-year bonus, and will be paid in a lump sum. Any payments required under the employment agreements will be reduced to the extent necessary to avoid penalties under Section 280G of the Code if such reduction would result in a higher after-tax amount to Mr. Blake or Mr. Casey. The employment agreements provide for certain post-employment obligations with respect to the executive's ability to compete with HarborOne Bank and HarborOne Bancorp and to solicit customers and employees of HarborOne Bank and HarborOne Bancorp.

Change in Control Agreements.     HarborOne Bancorp provides one-year change in control agreements with each of Leo Donahue, SVP, Retail Banking; Wayne F. Dunn, SVP, Chief Technology Officer; Christopher K. Gibbons, SVP, Consumer Lending; Mark Langone, SVP, Chief Enterprise Risk Officer; Peter Makowiecki, SVP, Residential Lending, Mortgage Servicing; David B. Reilly, SVP, Operations; H. Scott Sanborn, SVP, Commercial Lending; David Tryder, SVP, Chief Marketing Officer; and Patricia M. Williams, SVP, Human Resources. The agreements for all nine officers are substantially similar, and provide that if the executive's employment is involuntarily terminated for reasons other than for cause, disability or death, or the executive voluntary resigns for "good reason" on or within 12 months after the effective date of a change in control of HarborOne Bancorp, the executive would be entitled to a severance payment equal to his or her base salary and average three-year bonus. Such payment would be payable in a lump sum within ten days following the executive's date of termination. In addition, HarborOne Bank will make a monthly cash payment for 18 months or the executive's COBRA health continuation period, whichever ends earlier, in the amount that HarborOne Bank would have made to provide health insurance to the executive. Any payments required under the agreements will be reduced to the extent necessary to avoid penalties under Section 280G of the Code if such reduction would result in a higher after-tax amount to the executive.

Nonqualified Retirement Benefits

Split Dollar Life Insurance Arrangements.    In 2000, HarborOne Bank entered into a collateral assignment split dollar life insurance arrangement with Mr. Blake in order to provide a death benefit to the executive's beneficiaries and to allow the executive access to the cash surrender value of the policy in excess of the amount of premiums paid by the Bank upon his retirement from HarborOne Bank. Since 2000, HarborOne Bank has paid $1,296,574 in premiums and the cash surrender value of the policy has increased to $1,809,669. In anticipation of the reorganization, HarborOne Bank terminated this arrangement with Mr. Blake, and Mr. Blake has transferred the ownership of the life insurance policy to HarborOne Bank. To compensate Mr. Blake for the loss in benefits as a result of the termination of the collateral assignment split dollar life insurance policy, HarborOne Bank made a payment to Mr. Blake of a one-time cash bonus in the amount of $928,678, which included $415,583 in tax gross up payment. In addition, HarborOne Bank and Mr. Blake have entered into a new endorsement split dollar life insurance agreement that will provide Mr. Blake with a $1,400,000 lifetime death benefit, which is equal to the death benefit that would have been provided to Mr. Blake under the old collateral assignment split dollar life insurance arrangement after adjusting for the amount received through the one-time cash bonus.

Supplemental Executive Retirement Plan Agreements.    HarborOne Bank maintains a supplemental executive retirement plan agreement with Mr. Blake. Upon Mr. Blake's separation from service (other than termination for cause), disability or death, Mr. Blake (or his beneficiary in the case of death) shall receive a lump sum payment in an amount equal to the actuarial equivalent of a single life annuity equal to 60.0% of Mr. Blake's final average three-year salary and bonus reduced by the primary Social Security benefits payable upon Mr. Blake's separation from service and the amount payable to Mr. Blake from HarborOne Bank's 401(k) plan attributable to employer contributions. This lump sum payment is further reduced by the amount paid by HarborOne Bank to Mr. Blake when he reached age 65 in 2015 pursuant to his 2008 supplemental executive retirement plan agreement, with interest at a rate of 3.0% per year from the date of payment.

HarborOne Bank is party to a supplemental executive retirement plan agreement with Mr. Casey. Upon the earliest of attaining age 65, termination other than for cause, disability, death or a change in control of HarborOne Bank, Mr. Casey shall receive a lump sum payment equal to the actuarial equivalent value of a single life annuity equal to 60.0% of the executive's average three-year salary and bonus reduced by projected social security benefits and the amount payable to the executive from HarborOne Bank's 401(k) Plan attributable to employer contributions.

Senior Management Long Term Incentive Plan.    Under the HarborOne Bank Senior Management Long Term Incentive Plan, all executive officers of HarborOne Bank with a title of Senior Vice President or above, including Messrs. Blake, Casey and Makowiecki, may be awarded deferred incentive awards. A deferred incentive award is equal to the deferral percentage multiplied by the executive's base salary for the applicable year. The deferral percentage is determined by the Board of HarborOne Bank based on the executive's or HarborOne Bank's achievement of performance goals. The terms "deferred incentive award," "deferred percentage" and "performance goals" are defined in the HarborOne Bank Senior Management Long Term Incentive Plan. Each deferred incentive award is payable three years following the grant of such award, subject to the executive's continued employment with HarborOne Bank. Awards are immediately payable upon the executive's death, disability, retirement or separation from service within 24 months of a change in control of HarborOne Bank or HarborOne Bancorp. Retirement for this purpose means an executive's reaching the age of 62 or older after completing 10 or more years of service with HarborOne Bank. This means that once an executive satisfies the condition for retirement, he would be entitled to the deferred incentive award. HarborOne Bank anticipates that this plan will be discontinued after the implementation of an equity incentive plan.

ESOP Restoration Plan.    HarborOne Bank provides an ESOP Restoration Plan for the benefit of selected executives whose annual compensation exceeds the amount of annual compensation, currently $270,000, permitted to be recognized under the ESOP by the Code. Under the ESOP Restoration Plan, eligible participants receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service-imposed compensation limit. Any benefits earned under the ESOP Restoration Plan become payable the earliest of six months and a day after the participant's separation from service from the Bank, the participant's death, a change in control of HarborOne Bancorp or upon the termination of the ESOP Restoration Plan.

Benefit Plans

401(k) Profit Sharing Plans.    HarborOne Bank currently maintains the HarborOne 401(k) Plan (the "HarborOne 401(k) Plan"), and Merrimack Mortgage maintains the Merrimack Mortgage, LLC Retirement Plan (the "Merrimack 401(k) Plan" and together with the HarborOne 401(k) Plan, the "401(k) Plans"), which are tax-qualified profit sharing plans with salary deferral features under Section 401(k) of the Code. All employees of the Bank who have attained age 21 and have completed three months of service are eligible to participate in the HarborOne401(k) Plan and make salary deferrals. All employees of the Bank who have attained age 21 and have completed one year of service are eligible to share in the Bank contributions to the HarborOne 401(k) Plan. All employees, other than seasonal employees and nonresident alien employees of Merrimack Mortgage who have completed three months of service are eligible to participate in the Merrimack 401(k) Plan and make salary deferrals. Seasonal employees of Merrimack Mortgage who have attained age 21 and completed 1,000 hours of service are eligible to participate in the Merrimack 401(k) Plan.

A participant may contribute up to 100.0% of his or her compensation to the HarborOne 401(k) Plan on a pre-tax or after-tax basis, subject to the limitations imposed by the Code. A participant may contribute up to 75.0% of his or her compensation to the Merrimack 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Code. For 2016, the deferral contribution limit is $18,000. A participant over age 50 may contribute an additional $6,000 to the 401(k) Plans. A participant in the HarborOne 401(k) Plan is always 100.0% vested in his or her salary deferral contributions, and will become vested in his or her share of Bank contributions under a six-year vesting schedule with 20.0% vesting after completion of two years of service, and increased by 20.0% for each subsequent year of service. A participant in the Merrimack 401(k) Plan is always 100.0% vested in his or her salary deferral contributions, and will become vested in his or her share of employer contributions under a four-year vesting schedule with 25.0% vesting after completion of one year of service, and increased by 25.0% for each subsequent year of service.

Both 401(k) Plans provide certain in-service withdrawals, including hardship withdrawals and full withdrawals after age 59 1/2. Distributions from both 401(k) Plans are available in a lump sum or installments upon a participant's retirement, termination of employment, death or disability.

The 401(k) Plans permit a participant to direct the investment of his or her own account into various investment options. In connection with the Reorganization, it is expected that participants will be allowed to invest all or a portion of their account balances in the 401(k) Plans in common stock of the Stock Holding Company, and may use such funds to purchase shares in the offering, subject to the purchase priorities in the 401(k) Plans. Participants in the 401(k) Plans may also be allowed to invest future elective deferrals in common stock of the Stock Holding Company.

Employee Stock Ownership Plan.    The Company has an Employee Stock Ownership Plan, or the "ESOP." Eligible employees who have attained age 21 and have completed one year of service are able to participate in the ESOP. Participants vest in the benefits allocated under the ESOP pursuant to a six-year vesting schedule, with 20.0% vesting after completion of two years of service, and increased by 20.0% for each subsequent completed year of service. A participant becomes fully vested at retirement, upon death or disability or upon termination of the ESOP. Any unvested shares that are forfeited upon a participant's termination of employment will be reallocated among the remaining ESOP participants.

Shares of the Company's Common Stock purchased by the ESOP through the proceeds of a loan are held in a suspense account for allocation among participants. ESOP shares are released as the loan is repaid. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants in accordance with compensation, on a pro rata basis.

Participants may direct the plan trustee how to vote common stock credited to their accounts. The plan trustee will vote allocated shares held in the ESOP as instructed by the plan participants, and all unallocated shares and allocated shares for which no instructions are received will be voted in the same ratio on any matter as those shares for which instructions are given, subject to the fiduciary responsibilities of the trustee.

Director Compensation

Director Fees.    During the year ending December 31, 2016, each non-employee director will receive an annual base retainer of $46,800, and the Chairman shall receive a retainer of $56,796, which shall be paid in equal monthly installments. In addition, our non-employee directors will receive the following cash compensation for their board service, as applicable:

•	each director will receive $600 per meeting of the board of directors;
•	each member of our audit, compensation and nominating and corporate governance committees will receive $600 per meeting; and
•	each chair of a board committee will receive $800 per meeting of the committee.

The following table sets forth information concerning compensation accrued or paid to our non-employee directors during the year ended December 31, 2016 for their service on our board. Directors who are also our employees receive no additional compensation for their service as directors and are not set forth in the table below.

	Fees Earned or	All Other
Name	Paid in Cash (1)	Compensation (2)	Total
Joseph F. Barry	$56,400	$690	$57,090
David P. Frenette, Esq.	60,200	7,002	67,202
Gordon Jezard	63,800	690	64,490
Edward F. Kent	56,600	690	57,290
Barry R. Koretz	53,200	7,196	60,396
Timothy R. Lynch	66,796	252	67,048
Wallace H. Peckham, III	59,800	690	60,490
Michael J. Sullivan	55,000	252	55,252

(1) Includes retainer payments, meeting fees and committee and/or chair fees earned during the fiscal year, whether such fees were paid currently or deferred.  Fees earned or paid also include fees for service on the committees of HarborOne Bank.

(2) Includes premiums for life insurance paid by HarborOne Bank on behalf of each director; premiums for dental insurance paid by HarborOne Bank on behalf of Messrs. Barry, Frenette, Jezard, Kent, Koretz and Peckham; and premiums for health insurance paid by HarborOne Bank on behalf of Messrs. Frenette and Koretz.

Director Retirement Plan.    Directors of HarborOne Bank may participate in the HarborOne Bank Director Retirement Plan, which provides for annual payments to directors who have completed six or more years of service, and who have reached the retirement age specified in the participation agreement, of a specified percentage of the total director fees paid to the director in his or her final year serving as director, as follows: 30.0% annually for five years, for directors with at least six years of service; 45.0% annually for 10 years, for directors with at least 11 years of service or 60.0% annually for 10 years, for directors with at least 21 years of service. HarborOne Bank anticipates that this plan will be discontinued after the implementation of an equity incentive plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

(a) Securities Authorized for Issuance Under Stock-Based Compensation Plans.    At December 31, 2016, there were no shares of any class of HarborOne Bancorp, Inc. securities authorized for issuance under an equity compensation plan.

(b) Security Ownership of Management and Certain Beneficial Owners.    Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership.

The following table sets forth, as of December 31, 2016, the shares of common stock, beneficially owned by persons known by the Company to be beneficial owners of more than 5% of the Company’s common stock.

		Percent of
	Number of	Common Stock
Name and Address	Shares	Outstanding

HarborOne Mutual Bancshares	17,281,034	53.80%
770 Oak Street
Brockton, Massachusetts 02301

The following table sets forth, as of December 31, 2016, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group. The mailing address for each of our directors and executive officers is 770 Oak Street, Brockton, Massachusetts.

		Percent of
		Common Stock
	Number of	Outstanding
Name	Shares	Offering Range

Joseph F. Barry,	5,000	*
Director

James W. Blake,	79,876	*
President, Chief Executive Officer and Director

Joseph F. Casey,	69,819	*
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Leo C. Donahue,	39,895	*
Senior Vice President, Retail Banking

Wayne F. Dunn,	12,906	*
Senior Vice President, Chief Technology Officer

David P. Frenette,	30,000	*
Director

Christopher K. Gibbons,	45,005	*
Senior Vice President, Consumer Lending

Gordon Jezard,	10,000	*
Director

Edward F. Kent,	10,000	*
Director

Barry R. Koretz,	20,000	*
Director

Mark T. Langone,	10,487	*
Senior Vice President, Chief Enterprise Risk Officer

Timothy R. Lynch,	5,000	*
Director

Peter F. Makowiecki,	30,378	*
Senior Vice President, Residential Lending

Wallace H. Peckham, III,	10,000	*
Director

David B. Reilly,	10,419	*
Senior Vice President, Operations

H. Scott Sanborn,	10,199	*
Senior Vice President, Commercial Lending

Michael J. Sullivan,	5,500	*
Director

David E. Tryder,	2,082	*
Senior Vice President, Chief Marketing Officer

Patricia M. Williams,	12,412	*
Senior Vice President, Human Resources

All directors and executive officers as a group (19 persons)	418,978	1.30%
* Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party Transactions

Since January 1, 2016, neither the Company nor HarborOne Bank has been a party to any transaction or series of transactions in which the amount involved exceeded $120,000 and which any director, executive officer, or holder of more than 5% of our stock, or any member of the immediate family of any such person, had or will have a direct or indirect material interest other than standard compensation arrangements described in above in “Executive Compensation,” or “Director Compensation,” and the ordinary course transactions described below.

Pursuant to various regulatory requirements and other applicable law, the Board of the Bank must approve certain extensions of credit, contracts, and other transactions between the Bank and any director or executive officer. The Board has adopted a written policy, and the Bank has established written procedures, to implement these requirements which state, in essence, that any transaction between the Bank and any director or executive officer, or any of their immediate family members must be made on terms comparable to those which the Bank would reach with an unrelated, similarly situated third-party and must be approved in advance by a Board vote. The Bank’s designated Federal Reserve Bank Regulation O officer is responsible for oversight and implementation of the Board policy and the Bank’s procedures for review of related party transactions, which are typically applied to extensions of credit and any other financial transaction of a material nature between the Bank and any director or executive officer. Any director or executive officer involved in such a transaction leaves the meetings while the Board considers and votes upon the transaction.

Some of the directors and executive officers of the Company, as well as members of their immediate families are, or during 2016 were, also customers of HarborOne Bank in the ordinary course of business, or had loans outstanding during 2016. It is anticipated that such persons and their associates will continue to be customers of and indebted to the Bank in the future. All such customer relationships and loans were in the ordinary course of business. All such loans did not involve more than normal risk of collectability or present other unfavorable features, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unaffiliated persons and, where required by law, were prior approved by the HarborOne Bank Board. None of these loans to directors, executive officers, or their associates are nonperforming.

Director Independence

NASDAQ rules, and our governance principles, require that at least a majority of our Board be composed of “independent” directors. The board of directors has affirmatively determined that each of our directors, with the exception of Mr. Blake, is “independent” as defined in the rules of the Nasdaq Stock Market. Mr. Blake is not independent because he is an executive officer of HarborOne Bank.

In making its director independence determinations the Board considered any transactions, relationships, or arrangements disclosed by directors and/or noted in the records which the Bank maintains in the ordinary course of business, including the customer relationships and indebtedness described above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued by us for professional services provided by Wolf & Company, P.C. during the years ended December 31, 2016 and 2015:

	2016	2015

Audit fees	$254,000	$151,100
Audit related fees	159,500	15,363
Tax fees	10,492	19,085
All other fees	167,090	148,733
Total fees	$591,082	$334,281

Audit fees.  The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements.

Audit related fees.    The audit related fees billed to us were for the professional services as it related to the conversion to a stock bank in 2016 and the acquisition of Merrimack Mortgage Co. in 2015.

All other fees.  The other fees billed to us were for regulatory compliance services, information technology reviews and WOLFPAC solutions risk assessment.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K):

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
4.1

Form of Common Stock Certificate of HarborOne Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.1+

HarborOne Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.2+	HarborOne ESOP Restoration Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
10.3+

HarborOne Senor Management Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.4+

Amended and Restated Employment Agreement, dated as of March 1, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and James W. Blake (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.5+

2016 Supplemental Executive Retirement Plan, dated as of January 21, 2016, by and between HarborOne Bank and James W. Blake (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.6+

Endorsement Split Dollar Life Insurance Agreement, dated as of November 13, 2015, by and between HarborOne Bank and James Blake (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.7+

Amended and Restated Employment Agreement, dated as of March 1, 2016, by and among HarborOne Bancorp, Inc., HarborOne Bank and Joseph Casey (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.8+

Amended and Restated Supplemental Executive Retirement Plan Agreement, dated as of March 1, 2016, by and between HarborOne Bank and Joseph F. Casey (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.9+

Form of Change in Control Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.10+

HarborOne Bank Director Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.11+

First Amendment to Director Retirement Plan (incorporated by reference to Exhibit 10.11 to Amendment No.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
23*	Consent of Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Net Income (Loss) for the years ended December 31, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date:	March 23, 2017	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Blake	By:	/s/ Joseph F. Casey
	James W. Blake		Joseph F. Casey
	President, Chief Executive Officer and Director		Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)
	Date: March 23, 2017		Date: March 23, 2017

By:	/s/ Joseph F. Barry	By:	/s/ Barry R. Koretz
	Joseph F. Barry,		Barry R. Koretz,
	Director		Director
	Date: March 23, 2017		Date: March 23, 2017

By:	/s/ David P. Frenette, Esq.	By:	/s/ Timothy R. Lynch
	David P. Frenette, Esq.,		Timothy R. Lynch,
	Director		Chairman and Director
	Date: March 23, 2017		Date: March 23, 2017

By:	/s/ Gordon Jezard	By:	/s/ Wallace H. Peckham, III
	Gordon Jezard,		Wallace H. Peckham, III,
	Director		Director
	Date: March 23, 2017		Date: March 23, 2017

By:	/s/ Edward F. Kent	By:	/s/ Michael Sullivan
	Edward F. Kent,		Michael J. Sullivan,
	Director		Director
	Date: March 23, 2017		Date: March 23, 2017