Form 10-Q
period 2017-03-31
HarborOne Bancorp, Inc.
filed 2017-05-12
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company) Emerging growth company ☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 8, 2017 there were 32,120,880 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2017	2016

Assets
Cash and due from banks	$18,621	$16,464
Short-term investments	83,778	33,751
Total cash and cash equivalents	102,399	50,215

Securities available for sale, at fair value	165,348	136,469
Securities held to maturity, at amortized cost	46,531	47,877
Federal Home Loan Bank stock, at cost	17,863	15,749
Loans held for sale, at fair value	51,932	86,443
Loans, net of allowance for loan losses of $16,884 at March 31, 2017 and $16,968 at December 31, 2016	2,047,285	1,981,747
Accrued interest receivable	5,737	5,603
Other real estate owned and repossessed assets	1,870	1,767
Mortgage servicing rights, at fair value	20,839	20,333
Property and equipment, net	24,233	24,193
Retirement plan annuities	12,154	12,044
Bank-owned life insurance	39,678	39,421
Deferred income taxes, net	502	610
Goodwill and other intangible assets	13,563	13,585
Other assets	16,210	12,254
Total assets	$2,566,144	$2,448,310

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$260,990	$239,210
Interest-bearing deposits	1,585,973	1,511,498
Brokered deposits	77,774	54,045
Total deposits	1,924,737	1,804,753
Short-term borrowed funds	75,000	80,000
Long-term borrowed funds	200,118	195,119
Mortgagors' escrow accounts	3,838	5,034
Accrued interest payable	550	545
Other liabilities and accrued expenses	29,166	33,475
Total liabilities	2,233,409	2,118,926

Commitments and contingencies (Notes 8 and 9)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,120,880 shares issued and outstanding	321	321
Additional paid-in capital	144,555	144,420
Retained earnings	199,946	197,211
Accumulated other comprehensive loss	(957)	(1,290)
Unearned compensation - ESOP	(11,130)	(11,278)
Total stockholders' equity	332,735	329,384

Total liabilities and stockholders' equity	$2,566,144	$2,448,310

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Net Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2017	2016

Interest and dividend income:
Interest and fees on loans	$19,135	$15,643
Interest on loans held for sale	546	460
Interest on taxable securities	998	872
Interest on non-taxable securities	218	227
Other interest and dividend income	252	237
Total interest and dividend income	21,149	17,439

Interest expense:
Interest on deposits	2,432	2,170
Interest on borrowed funds	1,285	1,383
Total interest expense	3,717	3,553

Net interest and dividend income	17,432	13,886
Provision for loan losses	265	205

Net interest income, after provision for loan losses	17,167	13,681

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(442)	(2,288)
Other	7,846	9,376
Total mortgage banking income	7,404	7,088
Deposit account fees	2,845	2,747
Income on retirement plan annuities	110	106
Gain on sale of consumer loans	78	50
Gain on sale and call of securities, net	—	242
Bank-owned life insurance income	257	276
Other income	760	553
Total noninterest income	11,454	11,062

Noninterest expense:
Compensation and benefits	15,019	15,518
Occupancy and equipment	2,986	2,784
Data processing expenses	1,522	1,414
Loan expenses	1,363	1,592
Marketing	482	565
Deposit expenses	341	359
Postage and printing	342	345
Professional fees	930	577
Foreclosed and repossessed assets	27	(56)
Deposit insurance	462	403
Other expenses	931	1,056
Total noninterest expense	24,405	24,557

Income before income taxes	4,216	186

Income tax provision	1,481	62

Net income	$2,735	$124

Earnings per common share:
Basic and diluted	$0.09	N/A

Weighted average shares outstanding:
Basic and diluted	30,998,163	N/A

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Net income	$2,735	$124
Other comprehensive income:

Securities available for sale:
Unrealized holding gains	434	1,793
Reclassification adjustment for net realized gains	—	(242)
Net unrealized gains	434	1,551
Related tax effect	(152)	(542)
Net-of-tax amount	282	1,009

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	60	83
Related tax effect	(9)	(23)
Net-of-tax amount	51	60
Total other comprehensive income	333	1,069

Comprehensive income	$3,068	$1,193

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Net Income.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the unaudited interim Consolidated Statements of Net Income.  There was no related income tax expense on the reclassification for securities available for sale for the three months ended March 31, 2017.  The related income tax expense on reclassifications for securities available for sale for the three months ended March 31, 2016 was $80,000.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	ESOP	Equity

Balance at December 31, 2015	—	$—	$—	$191,280	$(592)	$—	$190,688

Comprehensive income	—	—	—	124	1,069	—	1,193

Balance at March 31, 2016	—	$—	$—	$191,404	$477	$—	$191,881

Balance at December 31, 2016	32,120,880	$321	$144,420	$197,211	$(1,290)	$(11,278)	$329,384

Comprehensive income	—	—	—	2,735	333	—	3,068

ESOP shares committed to be released (14,840 shares)	—	—	135	—	—	148	283

Balance at March 31, 2017	32,120,880	$321	$144,555	$199,946	$(957)	$(11,130)	$332,735

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income	$2,735	$124
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	265	205
Net amortization of securities premiums/discounts	194	188
Net amortization of net deferred loan costs/fees and premiums	1,269	1,606
Depreciation and amortization of premises and equipment	675	664
Change in mortgage servicing rights fair value	442	2,288
Mortgage and consumer servicing rights capitalized	(989)	(1,689)
Amortization of consumer servicing rights	14	17
Accretion of fair value adjustment on loans and deposits, net	(150)	(67)
Amortization of intangible assets	22	23
Gain on sale and call of securities, net	—	(242)
Bank-owned life insurance income	(257)	(276)
Income on retirement plan annuities	(110)	(106)
Gain on sale of portfolio loans	(36)	(144)
Net gain on sale and write-down of other real estate owned and repossessed assets	(18)	(125)
Deferred income tax (benefit) provision	(53)	60
ESOP expenses	283	—
Net change in:
Loans held for sale	34,511	(3,795)
Other assets and liabilities, net	(8,349)	(5,235)
Net cash provided (used) by operating activities	30,448	(6,504)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	5,888	9,778
Purchases	(34,442)	(9,182)
Sales	—	8,735
Activity in securities held to maturity:
Maturities, prepayment and calls	1,261	1,027
Net (purchase) redemption of FHLB stock	(2,114)	1,255
Proceeds from sale of portfolio loans	—	29,831
Loan originations, net of principal payments	(67,441)	(42,005)
Proceeds from sale of other real estate owned and repossessed assets	512	861
Additions to property and equipment	(715)	(464)
Net cash used by investing activities	(97,051)	(164)

(continued)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016

Cash flows from financing activities:
Net increase in deposits	119,984	60,499
Net change in borrowed funds with maturities less than ninety days	(5,000)	—
Proceeds from other borrowed funds	20,000	20,000
Repayment of other borrowed funds	(15,001)	(1)
Net change in mortgagors' escrow accounts	(1,196)	(223)
Net cash provided by financing activities	118,787	80,275

Net change in cash and cash equivalents	52,184	73,607

Cash and cash equivalents at beginning of period	50,215	40,652

Cash and cash equivalents at end of period	$102,399	$114,259

Supplemental cash flow information:
Interest paid on deposits	$2,416	$2,167
Interest paid on borrowed funds	1,303	1,352
Income taxes paid	745	1,040
Transfer of loans to other real estate owned and repossessed assets	597	416
Transfer of loans to loans held for sale	5,088	—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the years ended December 31, 2016 and 2015 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries Legion Parkway Company LLC, a security corporation formed on July 13, 2016 and HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of a mortgage company and two security corporations.  Merrimack Mortgage Company, LLC (“Merrimack Mortgage”) was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015.  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The Company established Legion Parkway Company LLC for the same purpose.  All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Conversion

On June 29, 2016, the Bank reorganized into a two-tier mutual holding company structure with a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, a mutual holding company (the “MHC”) and 385,450 shares to The HarborOne Foundation, a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering. The direct costs of the Company’s stock offering of $3.9 million were deferred and deducted from the proceeds of the offering.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed and generally do not exceed the time frame provided in the FDIC’s Uniform Retail Credit Classification and Account Management Policy.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance consists of general, allocated and unallocated components, as further described below.

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2016 or the three months ended March 31, 2017.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company elected to early adopt this new accounting guidance effective January 1, 2017 and the adoption did not have a material impact on the consolidated financial statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,984	$—	$249	$9,735
U.S. government-sponsored residential mortgage-backed securities	77,301	109	762	76,648
U.S. government-sponsored collateralized mortgage obligations	42,073	376	63	42,386
SBA asset-backed securities	36,578	101	100	36,579
Total securities available for sale	$165,936	$586	$1,174	$165,348

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$19,565	$111	$245	$19,431
U.S. government-sponsored collateralized mortgage obligations	2,388	91	—	2,479
Municipal bonds	24,578	1,240	—	25,818
Total securities held to maturity	$46,531	$1,442	$245	$47,728

December 31, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,983	$—	$236	$9,747
U.S. government-sponsored residential mortgage-backed securities	55,730	—	883	54,847
U.S. government-sponsored collateralized mortgage obligations	38,926	339	82	39,183
SBA asset-backed securities	32,852	40	200	32,692
Total securities available for sale	$137,491	$379	$1,401	$136,469

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$20,306	$115	$283	$20,138
U.S. government-sponsored collateralized mortgage obligations	2,528	117	—	2,645
Municipal bonds	25,043	1,146	—	26,189
Total securities held to maturity	$47,877	$1,378	$283	$48,972

Two mortgage-backed securities with a combined fair value of $6.5 million are pledged as collateral for interest rate swap agreements as of March 31, 2017 (see Note 9).  All of the U.S. government-sponsored enterprises, collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the Federal Home Loan Bank (“FHLB”) of Boston as of March 31, 2017 (see Note 6).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2017 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$5,000	$4,920	$3,428	$3,549
Over 10 years	4,984	4,815	21,150	22,269
	9,984	9,735	24,578	25,818

U.S. government-sponsored residential mortgage-backed securities	77,301	76,648	19,565	19,431
U.S. government-sponsored collateralized mortgage obligations	42,073	42,386	2,388	2,479
SBA asset-backed securities	36,578	36,579	—	—

Total	$165,936	$165,348	$46,531	$47,728

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of five to 26 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Sales
Proceeds	$—	$8,735
Gross gains	—	242
Gross losses	—	—

Calls
Proceeds (1)	$400	$5,000
Gross gains	—	—
Gross losses	—	—

(1) March 31, 2017 proceeds from calls consists of one HTM security

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
March 31, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$249	$9,735	$—	$—
U.S. government-sponsored residential mortgage-backed securities	545	42,231	217	13,160
U.S. government-sponsored collateralized mortgage obligations	63	7,412	—	—
SBA asset-backed securities	100	11,851	—	—
	$957	$71,229	$217	$13,160

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$245	$16,910	$—	$—

December 31, 2016:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$236	$9,747	$—	$—
U.S. government-sponsored residential mortgage-backed securities	712	43,684	171	11,163
U.S. government-sponsored collateralized mortgage obligations	82	7,779	—	—
SBA asset-backed securities	200	26,153	—	—
	$1,230	$87,363	$171	$11,163

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$283	$17,526	$—	$—

Management evaluates securities for other than temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2017, thirty debt securities with an amortized cost of $102.7 million have unrealized losses with aggregate depreciation of 1.48% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at March 31, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Residential real estate:
One- to four-family	$673,216	$677,946
Second mortgages and equity lines of credit	92,152	92,989
Commercial real estate	557,174	495,801
Construction	69,134	58,443
Total mortgage loans on real estate	1,391,676	1,325,179

Commercial	111,849	100,501

Consumer loans:
Auto	536,841	547,400
Personal	14,762	15,704
Total consumer loans	551,603	563,104

Total loans	2,055,128	1,988,784

Allowance for loan losses	(16,884)	(16,968)
Net deferred loan costs	9,041	9,931

Loans, net	$2,047,285	$1,981,747

During the three months ended March 31, 2017, the Company transferred indirect auto loans of $5.1 million to loans held for sale, and recognized gains of $78,000 for the fair value adjustment. During the three months ended March 31, 2016, the Company sold $4.8 million of indirect loans and recognized gains of $50,000.  The unpaid principal balance of indirect auto loans serviced for others was $27.7 million and $31.4 million at March 31, 2017 and December 31, 2016, respectively.

The Company did not sell residential portfolio loans during the three months ended March 31, 2017. The Company sold $24.7 million during the three months ended March 31, 2016.  Included in mortgage banking income for the three months ended March 31, 2016 is the related gain on sale of $291,000.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At March 31, 2017 and December 31, 2016, the Company was servicing loans for participants aggregating $46.1 million and $45.3  million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(215)	84	(31)	11	163	193	205
Charge-offs	(72)	—	—	—	(220)	—	(292)
Recoveries	19	—	—	2	62	—	83
Balance at March 31, 2016	$5,548	$4,449	$550	$1,467	$835	$847	$13,696

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(374)	(489)	75	158	487	408	265
Charge-offs	(137)	—	—	(83)	(260)	—	(480)
Recoveries	78	—	—	14	39	—	131
Balance at March 31, 2017	$4,530	$6,661	$999	$2,009	$1,046	$1,639	$16,884

Allocation of the allowance to loan segments at March 31, 2017 and December 31, 2016 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)
March 31, 2017:
Loans:
Impaired loans	$41,107	$—	$132	$4,350	$—	$—	$45,589
Non-impaired loans	724,261	557,174	69,002	107,499	551,603	—	2,009,539
Total loans	$765,368	$557,174	$69,134	$111,849	$551,603	$—	$2,055,128
Allowance for loan losses:
Impaired loans	$1,343	$—	$—	$467	$—	$—	$1,810
Non-impaired loans	3,187	6,661	999	1,542	1,046	1,639	15,074
Total allowance for loan losses	$4,530	$6,661	$999	$2,009	$1,046	$1,639	$16,884

December 31, 2016:
Loans:
Impaired loans	$43,012	$—	$134	$2,936	$—	$—	$46,082
Non-impaired loans	727,923	495,801	58,309	97,565	563,104	—	1,942,702
Total loans	$770,935	$495,801	$58,443	$100,501	$563,104	$—	$1,988,784
Allowance for loan losses:
Impaired loans	$1,624	$—	$—	$499	$—	$—	$2,123
Non-impaired loans	3,339	7,150	924	1,421	780	1,231	14,845
Total allowance for loan losses	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2017 and December 31, 2016:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)
March 31, 2017
Residential real estate:
One- to four-family	$6,506	$1,473	$5,134	$13,113	$15,469
Second mortgages and equity lines of credit	283	181	613	1,077	1,723
Construction	—	—	—	—	132
Commercial	13	—	236	249	4,090
Consumer:
Auto	1,699	145	114	1,958	160
Personal	88	13	21	122	26
Total	$8,589	$1,812	$6,118	$16,519	$21,600

December 31, 2016
Residential real estate:
One- to four-family	$4,955	$1,873	$7,964	$14,792	$16,456
Second mortgages and equity lines of credit	588	190	724	1,502	1,686
Construction	—	—	134	134	134
Commercial	55	—	387	442	2,674
Consumer:
Auto	1,978	297	150	2,425	205
Personal	103	41	23	167	25
Total	$7,679	$2,401	$9,382	$19,462	$21,180

At March 31, 2017 and December 31, 2016, there were no loans past due 90 days or more and still accruing.

The following information pertains to impaired loans:

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
Impaired loans without a valuation allowance:
Residential	$16,251	$16,913	$—	$17,000	$18,031	$—
Construction	132	132	—	134	134	—
Commercial	236	423	—	173	301	—
Total	$16,619	$17,468	$—	$17,307	$18,466	$—

Impaired loans with a valuation allowance:
Residential	$24,856	$26,162	$1,343	$26,012	$27,204	$1,624
Commercial	4,114	4,290	467	2,763	2,763	499
Total	$28,970	$30,452	$1,810	$28,775	$29,967	$2,123

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$42,060	$701	$579	$52,367	$656	$333
Commercial real estate	—	—	—	242	—	—
Construction	133	6	6	136	4	4
Commercial	3,643	103	101	638	39	39
Total	$45,836	$810	$686	$53,383	$699	$376

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three months ended March 31, 2017 and 2016, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDRs for the three months ended March 31, 2017 and 2016.

The recorded investment in troubled debt restructurings was $31.3 million and $33.3 million at March 31, 2017 and 2016, respectively.  Of these loans, $7.1 million and $8.6 million were on non-accrual at March 31, 2017 and 2016, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three months ended March 31, 2017 and 2016, no troubled debt restructurings defaulted.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and commercial loans.  Bi-annually, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

The following table presents the Company’s loans by risk rating at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$553,680	$107,759	$53,362	$492,473	$97,566	$43,518
Loans rated 7	—	—	—	—	261	—
Loans rated 8	—	3,854	—	—	2,287	—
Loans rated 9	—	236	—	—	387	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	3,494	—	15,772	3,328	—	14,925
	$557,174	$111,849	$69,134	$495,801	$100,501	$58,443

4.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1.90 billion and $1.85 billion as of March 31, 2017 and December 31, 2016, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At March 31, 2017 and December 31, 2016, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	2017	2016
Prepayment speed	9.97%	9.49%
Discount rate	9.26	9.25
Default rate	1.84	1.71

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following summarizes changes to mortgage servicing rights for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Balance, beginning of period	$20,333	$12,958
Additions from loans sold with servicing retained	948	1,660
Changes in fair value due to :
Reductions from loans paid off during the period	(314)	(192)
Changes in valuation inputs or assumptions	(128)	(2,096)
Balance, end of period	$20,839	$12,330

For the three months ended March 31, 2017 and 2016, contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million and $822,000, respectively

.

5.DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)

NOW and demand deposit accounts	$392,012	$365,869
Regular savings and club accounts	338,338	316,947
Money market deposit accounts	646,123	595,211
Total non-certificate accounts	1,376,473	1,278,027

Term certificate accounts greater than $250,000	94,141	81,064
Term certificate accounts less than or equal to $250,000	376,349	391,617
Brokered deposits	77,774	54,045
Total certificate accounts	548,264	526,726

Total deposits	$1,924,737	$1,804,753

A summary of certificate accounts by maturity at March 31, 2017 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$380,515	1.06%
Over 1 year to 2 years	97,884	1.22
Over 2 years to 3 years	41,267	1.55
Over 3 years to 4 years	16,938	1.59
Over 4 years to 5 years	11,660	1.36
	$548,264	1.15%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.BORROWED FUNDS

Borrowed funds at March 31, 2017 and December 31, 2016 consist of FHLB advances.  Short-term advances were $75.0 million and $80.0 million with weighted average rates of 0.83% and 0.77% at March 31, 2017 and December 31, 2016, respectively. Long-term advances are summarized by maturity and call date below:

	March 31, 2017			December 31, 2016
			Weighted			Weighted
	Scheduled	Redeemable	Average	Scheduled	Redeemable	Average
	Maturity	at Call Date (1)	Rate (2)	Maturity	at Call Date (1)	Rate (2)
	(dollars in thousands)
Year ending December 31:
2017	$25,000	$25,000	4.17%	$40,000	$40,000	4.22%
2018	70,000	70,000	1.47	50,000	50,000	1.65
2019	35,000	35,000	1.68	35,000	35,000	1.68
2020	50,000	50,000	1.84	50,000	50,000	1.84
2021	20,000	20,000	1.79	20,000	20,000	1.79
2022	—	—	—	—	—	—
2023 and thereafter*	118	118	2.96	119	119	2.96
	$200,118	$200,118	1.99%	$195,119	$195,119	2.24%

* Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.  There were no callable advances at March 31, 2017.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 79% of the carrying value of first mortgage loans on residential property and 94% of the fair value of government-sponsored enterprise and mortgage-backed securities obligations.

The Company also has an available line of credit with the Federal Reserve Bank secured by 73% of the carrying value of indirect auto loans with principal balance amounting to $193.0 million and $207.9 million, respectively, of which no amount was outstanding at March 31, 2017 and December 31, 2016, respectively.

7.INCOME TAXES

Income Tax Provision

For the three months ended March 31, 2017, the Company recorded an expense of $1.5 million representing an effective tax rate of 35.1%.  For the three months ended March 31, 2016, the tax provision expense was $62,000 representing an effective tax rate of 33.3%.  The increase in the effective tax rate in 2017 is due primarily to the effect of nondeductible expense related to the ESOP and decreased tax-advantaged income.

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

The following off-balance sheet financial instruments were outstanding at March 31, 2017 and December 31, 2016.  The contract amounts represent credit risk.

	March 31,	December 31,
	2017	2016
	(in thousands)

Commitments to grant loans	$48,614	$75,914
Unadvanced funds on home equity lines of credit	82,076	82,797
Unadvanced funds on revolving lines of credit	66,043	58,238
Unadvanced funds on construction loans	42,933	49,999

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

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at March 31, 2017 and December 31, 2016.

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

Outstanding derivative loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might decline from inception of a rate lock to funding of the loan due to increases in mortgage interest rates.  If interest rates increase, the value of these loan commitments decreases.  Conversely, if interest rates decrease, the value of these loan commitments increases.

Forward Loan Sale Commitments

The Company utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $6.4 million are pledged to secure the Company’s liability for the offsetting interest rate swaps.  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

Risk Participation Agreements

The Company has entered into risk participation agreements with the correspondent institutions to share in any interest rate swap gains or losses incurred as a result of the commercial loan customers’ termination of a loan level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

The following tables present the fair values of derivative instruments in the consolidated balance sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)
March 31, 2017:
Derivative loan commitments	$115,686	Other assets	$2,103	Other liabilities	$—
Forward loan sale commitments	140,998	Other assets	10	Other liabilities	836
Interest rate swaps	214,019	Other assets	239	Other liabilities	239
Risk participation agreements	31,088	Other assets	—	Other liabilities	—
Total			$2,352		$1,075

December 31, 2016:
Derivative loan commitments	$87,728	Other assets	$2,231	Other liabilities	$—
Forward loan sale commitments	167,289	Other assets	491	Other liabilities	576
Interest rate swaps	173,477	Other assets	248	Other liabilities	248
Total			$2,970		$824

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents information pertaining to the Company’s derivative instruments in the consolidated statements of net income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2017	2016
		(in thousands)

Derivative loan commitments	Mortgage banking income	$965	$1,511
Forward loan sale commitments	Mortgage banking income	(1,834)	(1,146)
Total		$(869)	$365

10.COMPENSATION AND BENEFIT PLANS

Supplemental Retirement Plans

On March 1, 2016, in anticipation of the reorganization, the Company amended a supplemental executive retirement Plan with an executive to accelerate vesting.  This amendment increased the net present value of the benefit obligation in the amount of $891,000 and this increase was expensed in the first quarter of 2016.

Employee Stock Ownership Plan

On June 29, 2016, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of the Company employees.  The ESOP shares were purchased through a loan from the Company and as the debt is repaid, shares are released.  Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits.  The unreleased shares are deducted from stockholders’ equity as unearned ESOP shares in the accompanying balance sheets.  The number of shares committed to be released per year is 59,359 through 2035.

As of March 31, 2017, there were 1,112,989 unallocated shares held by the ESOP and 14,840 committed to be allocated.  The fair value of unallocated shares was approximately $21.1 million at March 31, 2017.  Total compensation expense recognized in connection with the ESOP was $283,000  for the three months ended March 31, 2017.

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

The FDIC has amended its prompt corrective action rules to reflect the revisions made by the revised capital rules described above.  Under the FDIC’s revised rules, which became effective January 1, 2015, an insured state nonmember bank is considered “well capitalized” if its capital ratios meet or exceed the ratios as set forth in the following table and is

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Bank must meet well capitalized requirements under prompt corrective action provisions.  Prompt corrective action provisions are not applicable to bank holding companies.

A bank holding Company is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

At March 31, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at March 31, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.25%.

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2017 and December 31, 2016 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
HarborOne Bancorp, Inc.
March 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$320,180	15.9%	$90,602	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	320,180	15.9	120,802	6.0	N/A	N/A
Total capital to risk-weighted assets	337,064	16.7	161,070	8.0	N/A	N/A
Tier 1 capital to average assets	320,180	12.8	100,209	4.0	N/A	N/A

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$317,185	16.2%	$88,320	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	317,185	16.2	117,760	6.0	N/A	N/A
Total capital to risk-weighted assets	334,153	17.0	157,014	8.0	N/A	N/A
Tier 1 capital to average assets	317,185	13.2	95,796	4.0	N/A	N/A

HarborOne Bank
March 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$237,397	11.8%	$90,535	4.5%	$130,772	6.5%
Tier 1 capital to risk-weighted assets	237,397	11.8	120,713	6.0	160,951	8.0
Total capital to risk-weighted assets	254,281	12.6	160,951	8.0	201,188	10.0
Tier 1 capital to average assets	237,397	9.5	99,634	4.0	124,543	5.0

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$234,655	12.0%	$88,201	4.5%	$127,402	6.5%
Tier 1 capital to risk-weighted assets	234,655	12.0	117,602	6.0	156,802	8.0
Total capital to risk-weighted assets	251,623	12.8	156,802	8.0	196,003	10.0
Tier 1 capital to average assets	234,655	9.9	95,178	4.0	118,973	5.0

12.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income (loss).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Securities available for sale:
Net unrealized (loss)	$(588)	$(1,022)
Related tax effect	205	357
Net-of-tax amount	(383)	(665)

Directors' retirement plan:
Prior service cost	(956)	(1,016)
Related tax effect	382	391
Net-of-tax amount	(574)	(625)

Total accumulated other comprehensive loss	$(957)	$(1,290)

The following tables present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016

	Unrealized Gains			Unrealized Gains
	and Losses on	Director's		and Losses on	Director's
	Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(665)	$(625)	$(1,290)	$139	$(731)	$(592)

Other comprehensive income before reclassifications	434	—	434	1,793	—	1,793
Amounts reclassified from accumulated other comprehensive income	—	60	60	(242)	83	(159)
Net current period other comprehensive income	434	60	494	1,551	83	1,634

Related tax effect	(152)	(9)	(161)	(542)	(23)	(565)

Balance at end of period	$(383)	$(574)	$(957)	$1,148	$(671)	$477

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At March 31, 2017 and December 31, 2016, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2017	2016
	(in thousands)

Loans held for sale, fair value	$51,932	$86,443
Loans held for sale, contractual principal outstanding	50,179	85,024
Fair value less unpaid principal	$1,753	$1,419

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

Mortgage servicing rights - Fair value is based on a third party valuation model that calculates the present value of estimated future net servicing income and includes observable market data such as prepayment speeds and default and loss rates.

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

loan based on the Company’s internal cost analysis that is not observable.   At March 31, 2017 and December 31, 2016, the weighted average pull-through rate for derivative loan commitments was 84% and 86%, respectively.

Interest rate swaps and risk participation agreements - The Company’s interest rate swaps are traded in over-the-counter markets where quoted market prices are not readily available.  For these interest rate derivatives, fair value is determined by a third party utilizing models that use primarily market observable inputs, such as swap rates and yield curves.  The pricing models used to value interest rate swaps calculate the sum of each instrument’s fixed and variable cash flows, which are then discounted using an appropriate yield curve to arrive at the fair value of each swap.  The pricing models do not contain a high level of subjectivity as the methodologies used do not require significant judgment.  The Company incorporates credit valuation analysis for counterparty nonperformance risk in the fair value measurement, including the impact of netting applicable credit enhancements such as available collateral.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
March 31, 2017
Assets

Securities available for sale	$—	$165,348	$—	$165,348
Loans held for sale	—	51,932	—	51,932
Mortgage servicing rights	—	20,839	—	20,839
Derivative loan commitments	—	—	2,103	2,103
Forward loan sale commitments	—	—	10	10
Interest rate swaps	—	239	—	239
	$—	$238,358	$2,113	$240,471
Liabilities

Forward loan sale commitments	$—	$—	$836	$836
Interest rate swaps	—	239	—	239
	$—	$239	$836	$1,075

December 31, 2016
Assets

Securities available for sale	$—	$136,469	$—	$136,469
Loans held for sale	—	86,443	—	86,443
Mortgage servicing rights	—	20,333	—	20,333
Derivative loan commitments	—	—	2,231	2,231
Forward loan sale commitments	—	—	491	491
Interest rate swaps	—	248	—	248
	$—	$243,493	$2,722	$246,215
Liabilities

Forward loan sale commitments	$—	$—	$576	$576
Interest rate swaps	—	248	—	248
	$—	$248	$576	$824

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2017 and 2016, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$2,722	$1,661

Total gains (losses) included in net income (1)	(609)	1,282

Balance at end of period	$2,113	$2,943

Changes in unrealized gains relating to instruments at period end	$2,113	$2,943

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(576)	$(89)

Total gains (losses) included in net income (1)	(260)	(917)

Balance at end of period	$(836)	$(1,006)

Changes in unrealized losses relating to instruments at period end	$(836)	$(1,006)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$3,858	$—	$—	$2,548
Other real estate owned and repossessed assets	—	—	1,870	—	—	1,767
	$—	$—	$5,728	$—	$—	$4,315

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2017 and December 31, 2016, respectively.

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Impaired loans	$60	$278
Other real estate owned and repossessed assets	—	11
	$60	$289

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

	March 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$102,399	$102,399	$—	$—	$102,399
Securities available for sale	165,348	—	165,348	—	165,348
Securities held to maturity	46,531	—	47,728	—	47,728
Federal Home Loan Bank stock	17,863	—	—	17,863	17,863
Loans held for sale	51,932	—	51,932	—	51,932
Loans, net	2,047,285	—	—	2,062,336	2,062,336
Retirement plan annuities	12,154	—	—	12,154	12,154
Mortgage servicing rights	20,839	—	20,839	—	20,839
Accrued interest receivable	5,737	—	5,737	—	5,737

Financial liabilities:
Deposits	1,924,737	—	—	1,926,252	1,926,252
Borrowed funds	275,118	—	276,354	—	276,354
Mortgagors' escrow accounts	3,838	—	—	3,838	3,838
Accrued interest payable	550	—	550	—	550

Derivative loan commitments:
Assets	2,103	—	—	2,103	2,103

Interest rate swap agreements:
Assets	239	—	239	—	239
Liabilities	239	—	239	—	239

Forward loan sale commitments:
Assets	10	—	—	10	10
Liabilities	836	—	—	836	836

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$50,215	$50,215	$—	$—	$50,215
Securities available for sale	136,469	—	136,469	—	136,469
Securities held to maturity	47,877	—	48,972	—	48,972
Federal Home Loan Bank stock	15,749	—	—	15,749	15,749
Mortgage loans held for sale	86,443	—	86,443	—	86,443
Loans, net	1,981,747	—	—	2,007,394	2,007,394
Retirement plan annuities	12,044	—	—	12,044	12,044
Mortgage servicing rights	20,333	—	20,333	—	20,333
Accrued interest receivable	5,603	—	5,603	—	5,603

Financial liabilities:
Deposits	1,804,753	—	—	1,806,926	1,806,926
Borrowed funds	275,119	—	276,741	—	276,741
Mortgagors' escrow accounts	5,034	—	—	5,034	5,034
Accrued interest payable	545	—	545	—	545

Derivative loan commitments:
Assets	2,231	—	—	2,231	2,231

Interest rate swap agreements:
Assets	248	—	248	—	248
Liabilities	248	—	248	—	248

Forward loan sale commitments:
Assets	491	—	—	491	491
Liabilities	576	—	—	576	576

14.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations.  There were no potentially dilutive common stock equivalents as of March 31, 2017.

Three Months Ended
March 31, 2017

Net income applicable to common stock (in thousands)	$2,735

Average number of common shares outstanding	32,120,880
Less: Average unallocated ESOP shares	(1,122,717)
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	30,998,163
Earnings per common share, basic and dilutive	$0.09

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2017 and 2016 and for the three months then ended is presented in the tables below.  Merrimack Mortgage was acquired in July 2015.

		Three Months Ended March 31, 2017
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp	Eliminations	Consolidated
		(in thousands)

Net interest and dividend income	$17,070	$362	$—	$—	$17,432
Provision for loan losses	265	—	—	—	265
Net interest income, after provision for loan losses	16,805	362	—	—	17,167
Mortgage banking income:
Changes in mortgage servicing rights fair value	(252)	(190)	—	—	(442)
Other	830	7,016	—	—	7,846
Total mortgage banking income	578	6,826	—	—	7,404
Other noninterest income (loss)	4,055	(5)	—	—	4,050
Total noninterest income	4,633	6,821	—	—	11,454
Noninterest expense	17,322	7,034	49	—	24,405
Income (loss) before income taxes	4,116	149	(49)	—	4,216
Provision (benefit) for income taxes	1,441	60	(20)	—	1,481
Net income (loss)	$2,675	$89	$(29)	$—	$2,735

Total assets	$2,567,590	$86,725	$330,993	$(419,164)	$2,566,144
Goodwill	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2016

	HarborOne	Merrimack
	Bank	Mortgage	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$13,546	$340	$—	$13,886
Provision for loan losses	205	—	—	205
Net interest income, after provision for loan losses	13,341	340	—	13,681
Mortgage banking income:
Changes in mortgage servicing rights fair value	(595)	(1,693)	—	(2,288)
Other	1,060	8,316	—	9,376
Total mortgage banking income	465	6,623	—	7,088
Other noninterest income (loss)	3,983	(9)	—	3,974
Total noninterest income	4,448	6,614	—	11,062
Noninterest expense	16,942	7,615	—	24,557
Income (loss) before income taxes	847	(661)	—	186
Provision (benefit) for income taxes	326	(264)	—	62
Net income (loss)	$521	$(397)	$—	$124

Total assets	$2,241,886	$90,050	$(87,168)	$2,244,768
Goodwill	$3,186	$10,179	$—	$13,365

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2017, and our results of operations for the three months ended March 31, 2017 and 2016. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets.    Total assets increased $117.8 million, or 4.81%, to $2.57 billion at March 31, 2017 from $2.45 billion at December 31, 2016 as we continued our commercial loan growth strategy.  Additionally, on June 29, 2016, the Company completed a  minority stock offering.  Net proceeds from the offering were $140.5 million.

Cash and Cash Equivalents.    Cash and cash equivalents increased $52.2 million to $102.4 million at March 31, 2017 from $50.2 million at December 31, 2016 due to a commercial loan payoff that occurred on the last day of the month.

Loans Held for Sale.    Loans held for sale at March 31, 2017 were $51.9 million, a decrease of $34.5 million from $86.4 million at December 31, 2016 due to the seasonal decrease in residential mortgage originations. Of the loans held for sale at March 31, 2017, $44.1 million were originated by Merrimack Mortgage and $7.8 million were originated by the Bank.

Loans, net.    At March 31, 2017, net loans were $2.05 billion, an increase of $65.5 million, or 3.31%, from $1.98 billion at December 31, 2016,  primarily due to an increase in the Bank’s commercial real estate, construction and commercial loan originations, partially offset by a decrease in residential real estate loans and consumer loans. Total commercial real estate and commercial loans at March 31, 2017 were $669.0 million, an increase of $72.7 million, or 12.20%, from $596.3 million at December 31, 2016, reflecting the execution of our business strategy to increase commercial lending. Construction loans increased $10.7 million, or 18.29%, in the same period, primarily due to commercial construction loan originations. Consumer loans decreased $11.5 million, or 2.04%, partially the result of a pending $5.0 million indirect auto loan sale. Our residential portfolio decreased by $5.6 million, or 0.72%. The allowance for loan losses was $16.9 million at March 31, 2017 and $17.0 million December 31, 2016.

The following table provides the composition of our loan portfolio at the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Residential real estate:
One- to four-family	$673,216	32.8%	$677,946	34.1%
Second mortgages and equity lines of credit	92,152	4.5	92,989	4.7
Commercial real estate	557,174	27.1	495,801	24.9
Construction	69,134	3.4	58,443	2.9
Total real estate	1,391,676	67.8	1,325,179	66.6
Commercial	111,849	5.4	100,501	5.1
Consumer:
Auto	536,841	26.1	547,400	27.5
Personal	14,762	0.7	15,704	0.8
Total consumer	551,603	26.8	563,104	28.3
Total loans	2,055,128	100.0%	1,988,784	100.0%
Allowance for loan losses	(16,884)		(16,968)
Net deferred loan origination costs	9,041		9,931
Loans, net	$2,047,285		$1,981,747

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at March 31, 2017 were $211.9 million, an increase of $27.5 million, or 14.94%, from December 31, 2016. There were no sales of securities in the first quarter of 2017.  Proceeds from calls of securities amounted to $400,000 in the three months ended March 31, 2017.  The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$9,984	$9,735	$9,983	$9,747
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	119,374	119,034	94,656	94,030
SBA asset-backed securities	36,578	36,579	32,852	32,692
Total securities available for sale	$165,936	$165,348	$137,491	$136,469

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	$—	$—	$—
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	21,953	21,910	22,834	22,783
Other bonds and obligations:
State and political subdivisions	24,578	25,818	25,043	26,189
Total securities held to maturity	$46,531	$47,728	$47,877	$48,972

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2017, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.90 billion. Total mortgage servicing rights were $20.8 million at March 31, 2017, compared to $20.3 million at December 31, 2016.  The $506,000 increase was primarily due to new loan servicing rights added to the portfolio partially offset by a combination of a decrease in market interest rates and loan repayments.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Balance, beginning of period	$20,333	$12,958
Additions from loans sold with servicing retained	948	1,660
Changes in fair value due to :
Reductions from loans paid off during the period	(314)	(192)
Changes in valuation inputs or assumptions	(128)	(2,096)
Balance, end of period	$20,839	$12,330

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepayment speed	9.97%	9.49%
Discount rate	9.26	9.25
Default rate	1.84	1.71

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Deposits.    Deposits increased $120.0 million, or 6.65%, to $1.92 billion at March 31, 2017 from $1.80 billion at December 31, 2016.  The growth in deposits was driven by an increase of $26.1 million in checking account deposits, $21.4 million in savings account deposits, $50.9 million in money market deposits and $23.7 million in brokered deposits partially offset by a decline in certificates of deposit of $2.2 million.  Included in the money market and certificate of deposit changes were municipal deposit increases of $34.1 million and $5.0 million, respectively. During the three months ended March 31, 2017, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.

Borrowings.   Total borrowings from the FHLB were $275.1 million at March 31, 2017 and December 31, 2016.

Stockholders’ equity.    Total stockholders’ equity was $332.7 million at March 31, 2017 compared to $329.4 million at December 31, 2016, an increase of 1.02%. The increase from December 31, 2016 is primarily due to net income and allocated ESOP shares.

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview.   Consolidated net income for the three months ended March 31, 2017 was $2.7 million compared to net income of $124,000 for the three months ended March 31, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for HarborOne Bank (excluding Merrimack Mortgage) for the three months ended March 31, 2017 and 2016, the increase or decrease in those results, and the results of operations for Merrimack Mortgage for the three months ended March 31, 2017.

									HarborOne
	HarborOne Bank				Merrimack Mortgage				Bancorp (1)
									Three
	Three Months Ended				Three Months Ended				Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)		March 31,
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent	2017
	(dollars in thousands)

Net interest and dividend income	$17,070	$13,546	$3,524	26.0%	$362	$340	$22	6.5%	$—
Provision for loan losses	265	205	60	29.3	—	—	—	—	—
Net interest income, after provision for loan losses	16,805	13,341	3,464	26.0	362	340	22	6.5	—
Mortgage banking income:
Changes in mortgage servicing rights fair value	(252)	(595)	343	57.6	(190)	(1,693)	1,503	88.8	—
Other	830	1,060	(230)	(21.7)	7,016	8,316	(1,300)	(15.6)	—
Total mortgage banking income	578	465	113	24.3	6,826	6,623	203	3.1	—
Other noninterest income (loss)	4,055	3,983	72	1.8	(5)	(9)	4	44.4	—
Total noninterest income	4,633	4,448	185	4.2	6,821	6,614	207	3.1	—
Noninterest expense	17,322	16,942	380	2.2	7,034	7,615	(581)	(7.6)	49
Income (loss) before income taxes	4,116	847	3,269	386.0	149	(661)	810	122.5	(49)
Provision (benefit) for income taxes	1,441	326	1,115	342.0	60	(264)	324	122.7	(20)
Net income (loss)	$2,675	$521	$2,154	413.4%	$89	$(397)	$486	122.4%	$(29)

(1) Formed June 29, 2016

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

	Three Months Ended March 31,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,111,768	$19,681	3.78%	$1,803,000	$16,103	3.59%
Investment securities (2)	197,525	1,292	2.65	183,615	1,178	2.58
Other interest-earning assets	67,428	252	1.52	77,984	237	1.22
Total interest-earning assets	2,376,721	21,225	3.62	2,064,599	17,518	3.41
Noninterest-earning assets	124,148			122,326
Total assets	$2,500,869			$2,186,925
Interest-bearing liabilities:
Savings accounts	$326,731	151	0.19	$301,557	130	0.17
NOW accounts	123,340	19	0.06	116,866	18	0.06
Money market accounts	627,073	753	0.49	630,664	704	0.45
Certificates of deposit	469,774	1,350	1.17	458,636	1,318	1.16
Brokered deposit	65,698	159	0.98	—	—	—
Total interest-bearing deposits	1,612,616	2,432	0.61	1,507,723	2,170	0.58
FHLB advances	291,896	1,285	1.79	265,392	1,383	2.10
Total interest-bearing liabilities	1,904,512	3,717	0.79	1,773,115	3,553	0.81
Noninterest-bearing liabilities:
Noninterest-bearing deposits	237,056			191,942
Other noninterest-bearing liabilities	28,981			29,114
Total liabilities	2,170,549			1,994,171
Total equity	330,320			192,754
Total liabilities and equity	$2,500,869			$2,186,925
Tax equivalent net interest income		17,508			13,965
Tax equivalent interest rate spread (3)			2.83%			2.60%
Less:tax equivalent adjustment		76			79
Net interest income as reported		$17,432			$13,886
Net interest-earning assets (4)	$472,209			$291,484
Net interest margin (5)			2.97%			2.71%
Tax equivalent effect			0.02			0.01
Net interest margin on a fully tax equivalent basis			2.99%			2.72%
Ratio of interest-earning assets to interest-bearing liabilities	124.79%			116.44%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments for the quarters presented were 2.50% and 2.41%, respectively.

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

	Three Months Ended March 31,
	2017 v. 2016
	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)
	(in thousands)
Interest-earning assets:
Loans	$2,742	$836	$3,578
Investment securities	83	31	114
Other interest-earning assets	(28)	43	15
Total interest-earning assets	2,797	910	3,707
Interest-bearing liabilities:
Savings accounts	10	11	21
NOW accounts	1	—	1
Money market accounts	(4)	53	49
Certificates of deposit	22	169	191
Total interest-bearing deposits	29	233	262
FHLB advances	127	(225)	(98)
Total interest-bearing liabilities	156	8	164
Change in net interest income	$2,641	$902	$3,543

Interest and Dividend Income.    Interest and dividend income increased $3.7 million, or 21.16%, to $21.2 million for the three months ended March 31, 2017, compared to $17.5 million for the three months ended March 31, 2016. The increase was primarily due to a $3.6 million, or 22.22%, increase in interest on loans and loans held for sale to $19.7 million for the three months ended March 31, 2017 from $16.1 million for the three months ended March 31, 2016.  The increase in loan interest income was attributable to a 17.13% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans, which resulted in an increase in average yield of 8 basis points. Interest and dividend income on securities increased by $114,000, or 9.68%, from $1.2 million for the three months ended March 31, 2016 to $1.3 million for the three months ended March 31, 2017.

Interest Expense.    Interest expense increased $164,000, or 4.62%, to $3.7 million for the three months ended March 31, 2017 from $3.6 million for the three months ended March 31, 2016. The increase resulted from a $262,000 increase in interest expense on deposits partially offset by a $98,000 decrease in interest expense on borrowings. The increase in interest expense on deposits resulted from a 6.96% increase in average balances and a 3 basis point increase in the cost of deposits. The average balance of all deposit types increased except money market accounts which decreased. Additionally, there were $65.7 million in average brokered deposits at a cost of 0.98% in the first quarter of 2017 whereas brokered deposit had not been utilized in the first quarter of 2016.  Average money market deposits decreased by $3.6 million, or 0.57% and the cost of money market deposits was 0.49% for the for the first quarter of 2017 compared to 0.45% for the 2016 quarterly period.  The cost of certificates of deposit increased 1 basis point to 1.17% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 and the average balance increased 2.43%. The cost of savings accounts increased 2 basis points, from 0.17% to 0.19% and the average balance increased 8.35%. The cost of NOW accounts was 0.06% for both periods and the average balance increased 5.54% in the three months ended March 31, 2017 compared to the same period in 2016.    The decrease in interest expense on borrowings reflects the decrease in cost to 1.79% from 2.10% when comparing the three months ended March 31, 2017 and 2016, partially offset by the 9.99% average balance increase.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $3.5 million, or 25.54%, to $17.4 million for the three months ended March 31, 2017 from $13.9 million for the three months ended March 31, 2016. Growth in higher yielding commercial loans was primarily funded with deposit growth. The tax equivalent net interest spread increased 23 basis points to 2.83% for the three months ended March 31, 2017 from 2.60% for the three months ended March 31, 2016, and net interest margin on a tax equivalent basis rose by 27 basis points to 2.99% for the three months ended March 31, 2017 from 2.72% for the three months ended March 31, 2016.

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net Income.    Bank net income increased by $2.2 million to $2.7 million for the three months ended March 31, 2017 from $521,000 for the three months ended March 31, 2016 and, pre-tax income was $4.1 million for the three months ended March 31, 2017, a $3.3 million increase from the three months ended March 31, 2016. The increases in pre-tax income reflects a $3.5 million increase in net interest income and a $185,000 increase in noninterest income partially offset by a $380,000 increase in noninterest expense and a $60,000 increase in the provision for loan losses.  The provision for income taxes increased $1.1 million offsetting the pre-tax income increase for the quarter.

Provision for Loan Losses.    We recorded a provision for loan losses of $265,000 for the three months ended March 31, 2017 and $205,000 for the three months ended March 31, 2016. The provision in both quarters reflects the continued growth in commercial loans tempered by general reserve adjustments based on peer data utilized for commercial real estate and commercial loans. Annually, in the first quarter, the Company adjusts general reserve allocations for commercial real estate and commercial loans based on updated peer data. The 2017 updated peer data resulted in lower general reserve rates and reserves on these loan types and therefore, despite loan growth, the allowance for loan losses attributable to commercial real estate and commercial loans decreased in the first quarter of 2017. Similarly, in 2016 improved peer data resulted in lower general reserve rates and reserves on commercial real estate and commercial loans.  Net charge-offs increased to $349,000 for the three months ended March 31, 2017 from $209,000 for the same period in 2016 and  credit quality improved as nonaccrual loans declined to $21.6 million at March 31, 2017 from $27.4 million at March 31, 2016.

Noninterest Income.    Total noninterest income increased to $4.6 million for the three months ended March 31, 2017 and compared to $4.4 million for the prior year period. Income from mortgage banking operations increased $113,000, or 24.3%, to $578,000 for the three months ended March 31, 2017 compared to $465,000 for the three months ended March 31, 2016. Other mortgage banking income decreased $230,000 compared to the three months ended March 31, 2016 primarily a result of a residential real estate loan portfolio sale of $24.7 million that resulted in a $291,000 gain on sale in the first quarter of 2016. The decrease in other mortgage banking income was offset by the mortgage servicing rights fair value adjustment. The fair value adjustment of mortgage servicing rights was a $252,000 loss in 2017 compared to a loss of $595,000 during the three months ended March 31, 2016, driven by the market rate changes during the periods.

Other noninterest income increased $72,000, or 1.81%, to $4.1 million for the three months ended March 31, 2017 compared to $4.0 million for the three months ended March 31, 2016. Significant components of the change include an increase in commercial loan swap fee income of $383,000, and a $104,000 increase in debit card interchange income offset by a $174,000 decrease in income on life insurance. Gain on sales of investment securities was $242,000 for the quarter ended March 31, 2016, while no such sales were undertaken in the current year period.

Noninterest Expense.    Noninterest expense increased $380,000, or 2.24%, to $17.3 million for the three months ended March 31, 2017 from $16.9 million for the three months ended March 31, 2016. The increase in noninterest expense included increased occupancy and equipment expense of $120,000, loan expenses increase of $117,000 and professional fee increase of $272,000. The increases were partially offset by a $163,000 decrease in compensation and benefit expenses.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Components of the decrease were an $868,000 decrease in SERP expense due to an adjustment in 2016 for the full vesting of an executive, partially offset by an increase in salary expense of $342,000 and ESOP of expense of $337,000 which was established in June 2016. The increase in salary expense is due to annual salary increases and staff additions to the commercial loan area.

Income Tax Provision.    Provision for income taxes for the three months ended March 31, 2017 was $1.5 million compared to $62,000 for the three months ended March 31, 2016. The increased provision for income taxes was mainly due to the $4.0 million increase in pre-tax earnings for the three months of 2017 and an increase in the three month effective rate to 35.13% from 33.3%. The increase in the effective tax rate in 2017 is due primarily to the effect of nondeductible expense related to the ESOP and decreased tax-advantaged income.

Merrimack Mortgage Segment

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net Income.   Merrimack Mortgage recorded net income of $89,000 for the three months ended March 31, 2017 compared to a net loss of $397,000 for the three months ended March 31, 2016.  Pre-tax income for the three months ended March 31, 2017 was $149,000 and pre-tax loss for the three months ended March 31, 2016 was $661,000.

Noninterest Income.    For the three months ended March 31, 2017, noninterest income totaled $6.8 million.    Included in this amount were gains on sale of mortgage loans of $5.5 million, and loan fees, including servicing related income, of $1.3 million. For the three months ended March 31, 2016 noninterest income was $6.6 million, including $7.1 million in gains on sales of mortgage loans offset by  $472,000 net servicing related expense. Net servicing related expense was negatively impacted by a $1.7 million fair value adjustment to mortgage servicing rights.

For the three months ended March 31, 2017 and 2016, Merrimack Mortgage originated $183.9 million and $219.5 million, respectively, of residential mortgages. The decrease is due to lower mortgage rates in first quarter 2016.  The following tables provide additional loan production detail:

	Three Months Ended March 31,
	2017		2016
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Source
Retail Offices	$147,858	80.4%	$169,946	77.0%
Third Party	36,061	19.6	49,504	23.0
Total	$183,919	100.0%	$219,450	100.0%

Product Type
Conventional	$109,446	59.5%	$136,126	62.0%
Government	63,447	34.5	70,474	32.0
State Housing Agency	8,820	4.8	9,967	5.0
Jumbo	2,069	1.1	2,590	1.0
Seconds	137	0.1	293	—
Total	$183,919	100.0%	$219,450	100.0%

Purpose
Purchase	$129,366	70.3%	$134,740	61.0%
Refinance	54,553	29.7	84,710	39.0
Total	$183,919	100.0%	$219,450	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Included in the gain on mortgage sales was $787,000 and $1.4 million of originated mortgage servicing rights for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, Merrimack Mortgage sold $79.0 million of loans to Freddie Mac, Fannie Mae and Ginnie Mae and recorded an average originated mortgage servicing right gain of 0.99% of the underlying mortgage amount.  For the three months ended March 31, 2016, there were $132.1 million of agency loan sales at an average originated mortgage servicing right gain of 1.02%.

Merrimack Mortgage’s mortgage loan servicing activities for the three months ended March 31, 2017 and 2016 consisted of $667,000 and $754,000, respectively, in processing, underwriting and closing fees from customers and secondary market loan servicing fees, net of loan guarantee fees of $860,000 and $467,000, respectively. At March 31, 2017, the unpaid balance of the servicing portfolio totaled $1.35 billion as compared to $824.0 million at March 31, 2016.

During the three months ended March 31, 2017 and 2016, the fair value of mortgage servicing rights decreased $190,000 and $1.7 million, respectively,  driven primarily by the reduction in market interest rates during the period each period. The 10 year Treasury Constant Maturity rate decreased 5 basis points in the first quarter of 2017 as compared to a decrease of 50 basis points in the first quarter of 2016. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tend to increase.

Noninterest Expense.    Noninterest expense for the three months ended March 31, 2017 and 2016 was $7.0 million and $7.6 million, respectively, generally reflecting the decreased loan volume.  Compensation and benefits expenses totaled $5.2 million and $5.4 million, respectively, for the three months ended March 31, 2017 and 2016. Salary expense was $2.1 million and $2.0 million, respectively, and commission-related expenses were $2.5 million and $2.8 million, respectively,  or 1.33% and 1.28% of closed loan volume. Loan expenses totaled $1.0 million and $1.4 million for the three months ended March 31, 2017 and 2016, and included direct loan origination expenses of $633,000 and $1.1 million, respectively, associated with the origination of $183.9 million and $219.5 million of mortgage loans.  Sub-servicing related expenses for the same three month period were $183,000 and $121,000, respectively. Occupancy expense totaled $499,000 and $415,000 for the three months ended March 31, 2017 and 2016, and primarily consisted of rent and other expenses associated with the retail branch network and corporate office. Other expenses totaled $361,000 and $441,000 for the three months ended March 31, 2017 and 2016 and primarily consisted of marketing expense and professional fees.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$15,469	$16,456
Second mortgages and equity lines of credit	1,723	1,686
Construction	132	134
Commercial	4,090	2,674
Consumer	186	230
Total nonaccrual loans (1)	21,600	21,180
Other real estate owned:
One- to four-family residential	1,792	1,767
Other repossessed assets	79	—
Total nonperforming assets	23,471	22,947
Performing troubled debt restructurings	24,175	25,134
Total nonperforming assets and performing troubled debt restructurings	$47,646	$48,081

Total nonperforming loans to total loans (2)	1.05%	1.06%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.86%	1.96%
Total nonperforming assets to total assets	0.91%	0.94%

(1) $7.1 million and $7.5 million of troubled debt restructurings are included in total nonaccrual loans at March 31, 2017 and December 31, 2016, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended March 31, 2017 and 2016, amounted to $810,000 and $699,000, respectively.

The Company utilizes a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	March 31,	December 31,
	2017	2016
	(in thousands)
Classified loans:
Substandard	$3,854	$2,287
Doubtful	236	387
Loss	—	—
Total classified loans	4,090	2,674
Special mention	—	261
Total criticized loans	$4,090	$2,935

None of the special mention assets at December 31, 2016 were on nonaccrual.

At March 31, 2017, our allowance for loan losses was $16.9 million, or 0.82% of total loans and 78.17% of nonperforming loans. At December 31, 2016, our allowance for loan losses was $17.0 million, or 0.85% of total loans and 80.12% of nonperforming loans. Nonperforming loans at March 31, 2017 were $21.6 million, or 1.05% of total loans,

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

compared to $21.2 million, or 1.06% of total loans, at December 31, 2016. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2017			December 31, 2016
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)
Residential real estate:
One- to four-family	$3,857	22.84%	32.76%	$4,193	24.70%	34.09%
Second mortgages and equity lines of credit	673	3.99	4.49	770	4.54	4.68
Commercial real estate	6,661	39.45	27.11	7,150	42.14	24.93
Construction	999	5.92	3.36	924	5.45	2.94
Commercial	2,009	11.90	5.44	1,920	11.32	5.05
Consumer	1,046	6.19	26.84	780	4.60	28.31
Total general and allocated allowance	15,245	90.29	100.00%	15,737	92.75	100.00%
Unallocated	1,639	9.71		1,231	7.25
Total	$16,884	100.00%		$16,968	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)

Allowance at beginning of period	$16,968	$13,700
Provision for loan losses	265	205
Charge offs:
Residential real estate:
One- to four-family	(119)	(31)
Second mortgages and equity lines of credit	(18)	(41)
Commercial real estate	—	—
Construction	—	—
Commercial	(83)	—
Consumer	(260)	(220)
Total charge-offs	(480)	(292)

Recoveries:
Residential real estate:
One- to four-family	74	11
Second mortgages and equity lines of credit	4	8
Commercial real estate	—	—
Construction	—	—
Commercial	14	2
Consumer	39	62
Total recoveries	131	83
Net charge-offs	(349)	(209)
Allowance at end of period	$16,884	$13,696
Total loans outstanding (1)	$2,055,128	$1,753,242
Average loans outstanding	$2,060,942	$1,752,837
Allowance for loan losses as a percent of total loans outstanding (1)	0.82%	0.78%
Annualized net loans charged off as a percent of average loans outstanding	0.07%	0.05%
Allowance for loan losses to nonperforming loans	78.17%	49.56%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $265,000 for the three months ended March 31, 2017 and $205,000 for the three months ended March 31, 2016. Annually, in the first quarter, the Company adjusts general reserve allocations for commercial real estate and commercial loans based on updated peer data. The updated peer data resulted in lower general reserve rates and reserves on these loan types however, the decrease was partially offset by commercial loan growth.  The provision in the previous quarter was primarily due to commercial loan growth.  Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $349,000 for the quarter ended March 31, 2017, or 0.07%, of average loans outstanding on an annualized basis, compared to $320,000 and 0.06% for the quarter ended December 31, 2016 and $209,000 and 0.05% for the quarter ended March 31, 2016. Nonperforming assets were $23.5 million at March 31, 2017 compared to $22.9 million at December 31, 2016 and $29.7 million at March 31, 2016. Nonperforming assets as a percentage of total assets were 0.91% at March 31, 2017, 0.94% at December 31, 2016 and 1.32% at March 31, 2016. The increase in the first quarter of 2017 is due to a downgrade of a $1.7 million commercial relationship partially offset by decreases in other loan categories.  The reduction from the first quarter of 2016 reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

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

As of March 31, 2017, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

March 31, 2017
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	0.19%
(100)	(2.76)%

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

The table below sets forth, as of March 31, 2017, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions,

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2017
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$297,599	$(41,306)	(12.2)%	12.5%	(0.60)
0	338,905	—	—	13.1	—
- 100	325,699	(13,206)	(3.9)	12.4	(0.70)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $30.4 million and $6.5 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $97.1 million and $164,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock was $118.8 million and $80.3 million for the three months ended March 31, 2017 and 2016, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

HarborOne Bank is subject to various regulatory capital requirements. At March 31, 2017, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 11 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At March 31, 2017, we had outstanding commitments to originate loans of $48.6 million and unadvanced funds on loans of $191.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $380.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2017. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As of March 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

HarborOne Bancorp, Inc.

Date: May 12, 2017	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Joseph F. Casey
Joseph F. Casey
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Net Income (Loss) for the three months ended March 31, 2017 and 2016 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to the unaudited Consolidated Financial Statements.