Form 10-Q
period 2017-06-30
HarborOne Bancorp, Inc.
filed 2017-08-11
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 9, 2017 there were 32,120,880 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2017	2016

Assets
Cash and due from banks	$17,492	$16,464
Short-term investments	84,105	33,751
Total cash and cash equivalents	101,597	50,215

Securities available for sale, at fair value	160,795	136,469
Securities held to maturity, at amortized cost	45,660	47,877
Federal Home Loan Bank stock, at cost	16,356	15,749
Loans held for sale, at fair value	91,849	86,443
Loans, net of allowance for loan losses of $17,181 at June 30, 2017 and $16,968 at December 31, 2016	2,079,483	1,981,747
Accrued interest receivable	5,723	5,603
Other real estate owned and repossessed assets	1,057	1,767
Mortgage servicing rights, at fair value	20,313	20,333
Property and equipment, net	24,214	24,193
Retirement plan annuities	12,267	12,044
Bank-owned life insurance	39,939	39,421
Deferred income taxes, net	327	610
Goodwill and other intangible assets	13,541	13,585
Other assets	18,949	12,254
Total assets	$2,632,070	$2,448,310

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing deposits	$265,373	$239,210
Interest-bearing deposits	1,635,615	1,511,498
Brokered deposits	92,803	54,045
Total deposits	1,993,791	1,804,753
Short-term borrowed funds	30,000	80,000
Long-term borrowed funds	235,117	195,119
Mortgagors' escrow accounts	5,039	5,034
Accrued interest payable	494	545
Other liabilities and accrued expenses	30,994	33,475
Total liabilities	2,295,435	2,118,926

Commitments and contingencies (Notes 8 and 9)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,120,880 shares issued and outstanding	321	321
Additional paid-in capital	144,705	144,420
Retained earnings	203,159	197,211
Accumulated other comprehensive loss	(568)	(1,290)
Unearned compensation - ESOP	(10,982)	(11,278)
Total stockholders' equity	336,635	329,384

Total liabilities and stockholders' equity	$2,632,070	$2,448,310

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$19,640	$16,293	$38,775	$31,936
Interest on loans held for sale	620	581	1,166	1,041
Interest on taxable securities	1,116	801	2,114	1,673
Interest on non-taxable securities	216	222	434	449
Other interest and dividend income	320	209	572	446
Total interest and dividend income	21,912	18,106	43,061	35,545

Interest expense:
Interest on deposits	2,567	2,165	4,999	4,335
Interest on borrowed funds	1,130	1,289	2,415	2,672
Total interest expense	3,697	3,454	7,414	7,007

Net interest and dividend income	18,215	14,652	35,647	28,538
Provision for loan losses	470	801	735	1,006

Net interest income, after provision for loan losses	17,745	13,851	34,912	27,532

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,052)	(2,163)	(1,494)	(4,451)
Other	11,200	13,837	19,046	23,213
Total mortgage banking income	10,148	11,674	17,552	18,762
Deposit account fees	3,071	2,928	5,916	5,675
Income on retirement plan annuities	113	108	223	214
Gain on sale of consumer loans	—	29	78	79
Gain on sale and call of securities, net	—	41	—	283
Bank-owned life insurance income	261	274	518	550
Other income	706	834	1,466	1,387
Total noninterest income	14,299	15,888	25,753	26,950

Noninterest expense:
Compensation and benefits	16,414	16,407	31,433	31,925
Occupancy and equipment	2,724	2,463	5,710	5,247
Data processing	1,528	1,446	3,050	2,860
Loan expenses	1,882	2,128	3,245	3,720
Marketing	1,041	607	1,523	1,172
Deposit expenses	367	370	708	729
Postage and printing	295	301	637	647
Professional fees	1,080	602	2,010	1,179
Prepayment penalties on Federal Home Loan Bank advances	—	400	—	400
Foreclosed and repossessed assets	25	127	52	72
Deposit insurance	446	418	908	821
Charitable foundation contributions	—	4,820	—	4,820
Other expenses	1,076	1,080	2,007	2,134
Total noninterest expense	26,878	31,169	51,283	55,726

Income (loss) before income taxes	5,166	(1,430)	9,382	(1,244)

Income tax provision (benefit)	1,953	(749)	3,434	(687)

Net income (loss)	$3,213	$(681)	$5,948	$(557)

Earnings per common share:
Basic and diluted	$0.10	N/A	$0.19	N/A

Weighted average shares outstanding:
Basic and diluted	31,013,002	N/A	31,005,623	N/A

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016

Net income (loss)	$3,213	$(681)	$5,948	$(557)
Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains	541	842	975	2,635
Reclassification adjustment for net realized gains	—	(41)	—	(283)
Net unrealized gains	541	801	975	2,352
Related tax effect	(188)	(278)	(340)	(820)
Net-of-tax amount	353	523	635	1,532

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	61	34	121	117
Related tax effect	(25)	(23)	(34)	(46)
Net-of-tax amount	36	11	87	71
Total other comprehensive income	389	534	722	1,603

Comprehensive income (loss)	$3,602	$(147)	$6,670	$1,046

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Operations.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the unaudited interim Consolidated Statements of Operations.  The related income tax expense on reclassification for securities available for sale was $14,000 and $94,000 for the three and six months ended June 30, 2016, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2015	—	$—	$—	$191,280	$(592)	$—	$190,688

Comprehensive income (loss)	—	—	—	(557)	1,603	—	1,046

Issuance of common stock to the mutual holding company	17,281,034	172	—	—	—	—	172

Issuance of common stock for initial public offering, net of costs $3,870	14,454,396	145	140,256	—	—	—	140,401

Issuance of common stock to the HarborOne Foundation	385,450	4	3,851	—	—	—	3,855

Purchase of 1,187,188 shares by the ESOP	—	—	—	—	—	(11,872)	(11,872)

Balance at June 30, 2016	32,120,880	$321	$144,107	$190,723	$1,011	$(11,872)	$324,290

Balance at December 31, 2016	32,120,880	$321	$144,420	$197,211	$(1,290)	$(11,278)	$329,384

Comprehensive income	—	—	—	5,948	722	—	6,670

ESOP shares committed to be released (29,680 shares)	—	—	285	—	—	296	581

Balance at June 30, 2017	32,120,880	$321	$144,705	$203,159	$(568)	$(10,982)	$336,635

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income (loss)	$5,948	$(557)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for loan losses	735	1,006
Net amortization of securities premiums/discounts	360	381
Net amortization of net deferred loan costs/fees and premiums	2,524	3,155
Depreciation and amortization of premises and equipment	1,389	1,272
Change in mortgage servicing rights fair value	1,494	4,451
Mortgage and consumer servicing rights capitalized	(1,503)	(4,238)
Amortization of consumer servicing rights	28	35
Accretion of fair value adjustment on loans and deposits, net	(199)	(109)
Amortization of intangible assets	44	44
Gain on sale and call of securities, net	—	(283)
Bank-owned life insurance income	(518)	(550)
Income on retirement plan annuities	(223)	(214)
Gain on sale of portfolio loans	(36)	(365)
Net loss (gain) on sale and write-down of other real estate owned and repossessed assets	20	(93)
Deferred income tax benefit	(91)	(159)
Issuance of common stock to The HarborOne Foundation	—	3,855
ESOP expenses	581	—
Net change in:
Loans held for sale	(5,406)	(35,900)
Other assets and liabilities, net	(9,226)	(7,584)
Net cash used by operating activities	(4,079)	(35,853)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	10,901	14,408
Purchases	(34,442)	(14,164)
Sales	—	8,735
Activity in securities held to maturity:
Maturities, prepayment and calls	2,047	12,933
Net (purchase) redemption of FHLB stock	(607)	5,657
Proceeds from sale of portfolio loans	5,007	39,831
Loan originations, net of principal payments	(106,494)	(135,701)
Proceeds from sale of other real estate owned and repossessed assets	1,418	1,349
Additions to property and equipment	(1,410)	(717)
Net cash used by investing activities	(123,580)	(67,669)

(continued)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash flows from financing activities:
Net increase in deposits	189,038	19,022
Net change in borrowed funds with maturities less than ninety days	(50,000)	—
Proceeds from other borrowed funds	55,000	20,000
Repayment of other borrowed funds	(15,002)	(74,502)
Net change in mortgagors' escrow accounts	5	(213)
Issuance of common stock	—	140,573
Purchase of shares by the ESOP	—	(11,872)
Net cash provided by financing activities	179,041	93,008

Net change in cash and cash equivalents	51,382	(10,514)

Cash and cash equivalents at beginning of period	50,215	40,652

Cash and cash equivalents at end of period	$101,597	$30,138

Supplemental cash flow information:
Interest paid on deposits	$4,984	$4,335
Interest paid on borrowed funds	2,471	2,754
Income taxes paid	5,227	1,506
Transfer of loans to other real estate owned and repossessed assets	728	671
Transfer of loans to loans held for sale	5,088	—

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

Stock Conversion

On June 29, 2016, the Bank reorganized into a two-tier mutual holding company structure with a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, a mutual holding company (the “MHC”) and 385,450 shares to The HarborOne Foundation, a charitable foundation formed in connection with the stock offering and dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering. The direct costs of the Company’s stock offering of $3.9 million were deferred and deducted from the proceeds of the offering.

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

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its fourteen full-service and two limited-service bank offices in eastern Massachusetts, a commercial lending office in Providence, Rhode Island, and a loan office in Westford, Massachusetts.  Merrimack Mortgage maintains 33 offices in Massachusetts, New Hampshire, and Maine, and is also licensed to lend in seven additional states.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2016 or the six months ended June 30, 2017.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Unallocated component

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally the Company's unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of risk to management's estimates

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of June 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

to maturity. The Company elected to early adopt this new accounting guidance effective January 1, 2017 and the adoption did not have a material impact on the consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This update changes the quantitative impairment test to require an entity to perform a one-step test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the amount of goodwill allocated to the reporting unit.  This new guidance does not amend the optional qualitative assessment of goodwill impairment.  For SEC filers, the ASU is effective for impairment tests in fiscal years beginning after December 15, 2019.  For non-public business entities, the ASU is effective for impairment tests in fiscal years beginning after December 15, 2021.  Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017.  The ASU will be adopted on a prospective basis. The Company will adopt this ASU in the third quarter of 2017.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management has identified an implementation team that is in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

In March 2016, FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. For public business entities, this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  For non-public business, entities this update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of adopting the new guidance on the Company’s Consolidated Financial Statements.

In February 2016, FASB issued ASU 2016-02,  Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities, this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Operations, for arrangements previously accounted for as operating leases.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public business entities, the

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Management is currently evaluating the impact of adopting this update to the Consolidated Financial Statements although it is not expected to have a material impact on the Company's consolidated financial statements as it relates to accounting for financial instruments.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. For public business entities, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. For non-public business entities, this ASU is effective for annual reporting periods beginning after December 31, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted, but only for annual reporting periods beginning after December 15, 2016. The Bank's primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance.  As a result, adoption is not expected to have a material impact on the Company’s consolidated financial statements. However, the Company will continue to monitor developments and additional guidance up to the effective date of these amendments.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,984	$—	$140	$9,844
U.S. government-sponsored residential mortgage-backed securities	74,263	259	568	73,954
U.S. government-sponsored collateralized mortgage obligations	40,307	391	46	40,652
SBA asset-backed securities	36,288	130	73	36,345
Total securities available for sale	$160,842	$780	$827	$160,795

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$18,875	$108	$188	$18,795
U.S. government-sponsored collateralized mortgage obligations	2,272	93	—	2,365
Municipal bonds	24,513	1,197	—	25,710
Total securities held to maturity	$45,660	$1,398	$188	$46,870

December 31, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,983	$—	$236	$9,747
U.S. government-sponsored residential mortgage-backed securities	55,730	—	883	54,847
U.S. government-sponsored collateralized mortgage obligations	38,926	339	82	39,183
SBA asset-backed securities	32,852	40	200	32,692
Total securities available for sale	$137,491	$379	$1,401	$136,469

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$20,306	$115	$283	$20,138
U.S. government-sponsored collateralized mortgage obligations	2,528	117	—	2,645
Municipal bonds	25,043	1,146	—	26,189
Total securities held to maturity	$47,877	$1,378	$283	$48,972

Two mortgage-backed securities with a combined fair value of $6.3 million are pledged as collateral for interest rate swap agreements as of June 30, 2017 (see Note 9).  All of the U.S. government-sponsored enterprise obligations, collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the Federal Home Loan Bank (“FHLB”) of Boston as of June 30, 2017 (see Note 6).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2017 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$5,000	$4,956	$3,419	$3,547
Over 10 years	4,984	4,887	21,094	22,163
	9,984	9,843	24,513	25,710

U.S. government-sponsored residential mortgage-backed securities	74,263	73,955	18,875	18,795
U.S. government-sponsored collateralized mortgage obligations	40,307	40,652	2,272	2,365
SBA asset-backed securities	36,288	36,345	—	—

Total	$160,842	$160,795	$45,660	$46,870

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of five to 26 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Sales
Proceeds	$—	$—	$—	$8,735
Gross gains	—	—	—	242
Gross losses	—	—	—	—

Calls
Proceeds (1) (2)	$—	$10,725	$400	$15,725
Gross gains	—	—	—	41
Gross losses	—	—	—	—

(1) June 30, 2017 proceeds from calls consists of one held to maturity security.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)
June 30, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$140	$9,844	$—	$—
U.S. government-sponsored residential mortgage-backed securities	369	26,935	199	11,762
U.S. government-sponsored collateralized mortgage obligations	46	7,121	—	—
SBA asset-backed securities	73	14,483	—	—
	$628	$58,383	$199	$11,762

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$188	$16,386	$—	$—

December 31, 2016:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$236	$9,747	$—	$—
U.S. government-sponsored residential mortgage-backed securities	712	43,684	171	11,163
U.S. government-sponsored collateralized mortgage obligations	82	7,779	—	—
SBA asset-backed securities	200	26,153	—	—
	$1,230	$87,363	$171	$11,163

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$283	$17,526	$—	$—

Management evaluates securities for other than temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2017, twenty-eight debt securities with an amortized cost of $87.5 million have unrealized losses with aggregate depreciation of 1.16% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at June 30, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Residential real estate:
One- to four-family	$679,617	$677,946
Second mortgages and equity lines of credit	91,504	92,989
Commercial real estate	592,325	495,801
Construction	66,908	58,443
Total mortgage loans on real estate	1,430,354	1,325,179

Commercial	114,234	100,501

Consumer loans:
Auto	528,690	547,400
Personal	14,704	15,704
Total consumer loans	543,394	563,104

Total loans	2,087,982	1,988,784

Allowance for loan losses	(17,181)	(16,968)
Net deferred loan costs	8,682	9,931

Loans, net	$2,079,483	$1,981,747

During the three months ended June 30, 2017, the Company sold indirect auto loans of $5.0 million. The loans were classified as loans held for sale at March 31, 2017 and a gain of $78,000 was recorded in the first quarter. During the three and six months ended June 30, 2016, the Company sold $5.1 million and $9.7 million, respectively, of indirect loans and recognized gains of $29,000 and $79,000, respectively.  The unpaid principal balance of indirect auto loans serviced for others was $29.0 million and $31.4 million at June 30, 2017 and December 31, 2016, respectively.

The Company did not sell residential portfolio loans during the three or six months ended June 30, 2017. The Company sold residential portfolio loans of $4.7 million and $24.7 million during the three and six months ended June 30, 2016, respectively.  Included in mortgage banking income for the three and six months ended June 30, 2016 is the related gain on sale of $210,000 and $501,000, respectively.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At June 30, 2017 and December 31, 2016, the Company was servicing loans for participants aggregating $53.6 million and $45.3  million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)
Balance at March 31, 2017	$4,530	$6,661	$999	$2,009	$1,046	$1,639	$16,884

Provision (credit) for loan losses	(158)	414	(63)	154	173	(50)	470
Charge-offs	(7)	—	—	(51)	(300)	—	(358)
Recoveries	69	—	—	2	114	—	185
Balance at June 30, 2017	$4,434	$7,075	$936	$2,114	$1,033	$1,589	$17,181

Balance at March 31, 2016	$5,548	$4,449	$550	$1,467	$835	$847	$13,696

Provision (credit) for loan losses	(53)	910	37	(299)	137	69	801
Charge-offs	(55)	—	—	(5)	(237)	—	(297)
Recoveries	179	—	—	1	59	—	239
Balance at June 30, 2016	$5,619	$5,359	$587	$1,164	$794	$916	$14,439

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(532)	(75)	12	312	660	358	735
Charge-offs	(144)	—	—	(134)	(560)	—	(838)
Recoveries	147	—	—	16	153	—	316
Balance at June 30, 2017	$4,434	$7,075	$936	$2,114	$1,033	$1,589	$17,181

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(268)	994	6	(288)	300	262	1,006
Charge-offs	(127)	—	—	(5)	(457)	—	(589)
Recoveries	198	—	—	3	121	—	322
Balance at June 30, 2016	$5,619	$5,359	$587	$1,164	$794	$916	$14,439

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at June 30, 2017 and December 31, 2016 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)
June 30, 2017:
Loans:
Impaired loans	$39,342	$—	$132	$3,907	$—	$—	$43,381
Non-impaired loans	731,779	592,325	66,776	110,327	543,394	—	2,044,601
Total loans	$771,121	$592,325	$66,908	$114,234	$543,394	$—	$2,087,982
Allowance for loan losses:
Impaired loans	$1,250	$—	$—	$509	$—	$—	$1,759
Non-impaired loans	3,184	7,075	936	1,605	1,033	1,589	15,422
Total allowance for loan losses	$4,434	$7,075	$936	$2,114	$1,033	$1,589	$17,181

December 31, 2016:
Loans:
Impaired loans	$43,012	$—	$134	$2,936	$—	$—	$46,082
Non-impaired loans	727,923	495,801	58,309	97,565	563,104	—	1,942,702
Total loans	$770,935	$495,801	$58,443	$100,501	$563,104	$—	$1,988,784
Allowance for loan losses:
Impaired loans	$1,624	$—	$—	$499	$—	$—	$2,123
Non-impaired loans	3,339	7,150	924	1,421	780	1,231	14,845
Total allowance for loan losses	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June 30, 2017 and December 31, 2016:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)
June 30, 2017
Residential real estate:
One- to four-family	$1,880	$2,523	$5,614	$10,017	$16,143
Second mortgages and equity lines of credit	397	43	458	898	1,306
Construction	—	—	—	—	132
Commercial	192	—	12	204	3,663
Consumer:
Auto	1,327	281	188	1,796	193
Personal	13	27	24	64	28
Total	$3,809	$2,874	$6,296	$12,979	$21,465

December 31, 2016
Residential real estate:
One- to four-family	$4,955	$1,873	$7,964	$14,792	$16,456
Second mortgages and equity lines of credit	588	190	724	1,502	1,686
Construction	—	—	134	134	134
Commercial	55	—	387	442	2,674
Consumer:
Auto	1,978	297	150	2,425	205
Personal	103	41	23	167	25
Total	$7,679	$2,401	$9,382	$19,462	$21,180

At June 30, 2017 and December 31, 2016, there were no loans past due 90 days or more and still accruing.

The following information pertains to impaired loans:

	June 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)
Impaired loans without a valuation allowance:
Residential	$16,720	$17,549	$—	$17,000	$18,031	$—
Construction	132	132	—	134	134	—
Commercial	—	—	—	173	301	—
Total	$16,852	$17,681	$—	$17,307	$18,466	$—

Impaired loans with a valuation allowance:
Residential	$22,622	$23,764	$1,250	$26,012	$27,204	$1,624
Commercial	3,907	3,907	509	2,763	2,763	499
Total	$26,529	$27,671	$1,759	$28,775	$29,967	$2,123

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,
	2017			2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$40,225	$526	$419	$50,331	$749	$412
Commercial real estate	—	—	—	—	—	—
Construction	132	2	2	135	3	3
Commercial	4,129	30	30	1,892	5	5
Total	$44,486	$558	$451	$52,358	$757	$420

	Six Months Ended June 30,
	2017			2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$41,154	$1,227	$998	$51,415	$1,405	$745
Commercial real estate	—	—	—	242	—	—
Construction	132	8	8	135	7	7
Commercial	3,731	133	131	1,809	44	44
Total	$45,017	$1,368	$1,137	$53,601	$1,456	$796

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three and six months ended June 30, 2017 and 2016, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(dollars in thousands)

Three Months Ended June 30, 2017
Commercial	2	$1,541	$1,541

Three Months Ended June 30, 2016
Residential	2	$196	$196

Six Months Ended June 30, 2017
Residential	1	$309	$309
Commercial	2	1,541	1,541
	3	$1,850	$1,850
Six Months Ended June 30, 2016
Residential	2	$196	$196

The recorded investment in troubled debt restructurings was $30.4 million and $32.0 million at June 30, 2017 and 2016, respectively.  Of these loans, $8.3 million and $7.4 million were on non-accrual at June 30, 2017 and 2016, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and six months ended June 30, 2017, no troubled debt restructurings defaulted.  During the three and six months ended June 30, 2016, one troubled debt restructuring with a recorded investment of $109,000 defaulted.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$588,963	$109,781	$52,665	$492,473	$97,566	$43,518
Loans rated 7	—	802	—	—	261	—
Loans rated 8	—	3,651	—	—	2,287	—
Loans rated 9	—	—	—	—	387	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	3,362	—	14,243	3,328	—	14,925
	$592,325	$114,234	$66,908	$495,801	$100,501	$58,443

4.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1.91 billion and $1.85 billion as of June 30, 2017 and December 31, 2016, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At June 30, 2017 and December 31, 2016, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2017	2016
Prepayment speed	10.28%	9.49%
Discount rate	9.25	9.25
Default rate	1.81	1.71

The following summarizes changes to mortgage servicing rights for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)

Balance, beginning of period	$20,333	$12,958
Additions from loans sold with servicing retained	1,474	4,181
Changes in fair value due to :
Reductions from loans paid off during the period	(723)	(664)
Changes in valuation inputs or assumptions	(771)	(3,787)
Balance, end of period	$20,313	$12,688

For the three months ended June 30, 2017 and 2016, contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million and $937,000, respectively.  For the six months ended June 30, 2017 and 2016, contractually specified servicing fees included in other mortgage banking income amounted to $2.6 million and $1.8 million, respectively.

.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

5.DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)

NOW and demand deposit accounts	$395,150	$365,869
Regular savings and club accounts	334,112	316,947
Money market deposit accounts	706,547	595,211
Total non-certificate accounts	1,435,809	1,278,027

Term certificate accounts greater than $250,000	91,580	81,064
Term certificate accounts less than or equal to $250,000	373,599	391,617
Brokered deposits	92,803	54,045
Total certificate accounts	557,982	526,726

Total deposits	$1,993,791	$1,804,753

A summary of certificate accounts by maturity at June 30, 2017 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$398,992	1.08%
Over 1 year to 2 years	92,288	1.32
Over 2 years to 3 years	38,918	1.50
Over 3 years to 4 years	17,524	1.60
Over 4 years to 5 years	10,260	1.43
	$557,982	1.17%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.BORROWED FUNDS

Borrowed funds at June 30, 2017 and December 31, 2016 consist of FHLB advances.  Short-term advances were $30.0 million and $80.0 million with weighted average rates of 1.27% and 0.77% at June 30, 2017 and December 31, 2016, respectively. Long-term advances are summarized by maturity and call date below:

	June 30, 2017			December 31, 2016
			Weighted			Weighted
	Scheduled	Redeemable	Average	Scheduled	Redeemable	Average
	Maturity	at Call Date (1)	Rate (2)	Maturity	at Call Date (1)	Rate (2)
	(dollars in thousands)
Year ending December 31:
2017	$25,000	$25,000	4.17%	$40,000	$40,000	4.22%
2018	90,000	90,000	1.48	50,000	50,000	1.65
2019	50,000	50,000	1.65	35,000	35,000	1.68
2020	50,000	50,000	1.84	50,000	50,000	1.84
2021	20,000	20,000	1.79	20,000	20,000	1.79
2022 and thereafter*	117	117	2.95	119	119	2.96
	$235,117	$235,117	1.92%	$195,119	$195,119	2.24%

* Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.  There were no callable advances at June 30, 2017.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 79% of the carrying value of first mortgage loans on residential property and 94% of the fair value of government-sponsored enterprise and mortgage-backed securities obligations.

The Company also has an available line of credit with the Federal Reserve Bank secured by 73% of the carrying value of indirect auto loans with principal balance amounting to $172.5 million and $207.9 million, respectively, of which no amount was outstanding at June 30, 2017 and December 31, 2016, respectively.

7.INCOME TAXES

For the three and six months ended June 30, 2017, the Company recorded an expense of $2.0 million and $3.4 million, respectively, representing an effective tax rate of 37.8% and 36.6%, respectively.  For the three and six months ended June 30, 2016, the Company recorded a benefit of $749,000 and $687,000, respectively, due to the tax benefit on the charitable foundation contribution of $4.8 million, offset by the tax provision on taxable income representing an effective tax rate of 34.6% and 34.7%, respectively.  The increase in the effective tax rate in 2017 is due primarily to the effect of nondeductible expense related to the ESOP and decreased tax-advantaged income.

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

The following off-balance sheet financial instruments were outstanding at June 30, 2017 and December 31, 2016.  The contract amounts represent credit risk.

	June 30,	December 31,
	2017	2016
	(in thousands)

Commitments to grant loans	$65,688	$75,914
Unadvanced funds on home equity lines of credit	80,395	82,797
Unadvanced funds on revolving lines of credit	67,098	58,238
Unadvanced funds on construction loans	64,323	49,999

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

Other Commitments

On May 31, 2017, the Bank entered into a ground lease for property located in Stoughton, Massachusetts, to develop as a prospective branch site.  Until January 31, 2018, the Bank has the right to terminate the lease without any future obligations.

9.DERIVATIVES

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at June 30, 2017 and December 31, 2016.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the consolidated balance sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)
June 30, 2017:
Derivative loan commitments	$158,105	Other assets	$1,554	Other liabilities	$17
Forward loan sale commitments	190,798	Other assets	440	Other liabilities	221
Interest rate swaps	213,595	Other assets	463	Other liabilities	463
Risk participation agreements	43,208	Other assets	—	Other liabilities	—
Total			$2,457		$701

December 31, 2016:
Derivative loan commitments	$87,728	Other assets	$2,231	Other liabilities	$—
Forward loan sale commitments	167,289	Other assets	491	Other liabilities	576
Interest rate swaps	173,477	Other assets	248	Other liabilities	248
Total			$2,970		$824

The following table presents information pertaining to the Company’s derivative instruments in the consolidated statements of operations:

		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2017	2016	2017	2016
		(in thousands)

Derivative loan commitments	Mortgage banking income	$(565)	$1,650	$399	$3,091
Forward loan sale commitments	Mortgage banking income	1,044	(1,347)	(789)	(2,423)
Total		$479	$303	$(390)	$668

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents share information held by the ESOP:

	June 30, 2017	December 31, 2016

Allocated shares	59,359	—
Shares committed to be allocated	29,680	59,359
Unallocated shares	1,098,149	1,127,829
Total shares	1,187,188	1,187,188
Fair value of unallocated shares, end of period	$21,919,000	$21,812,000

Total compensation expense recognized in connection with the ESOP was $299,000 and $581,000 for the three and six months ended June 30, 2017.  There was no compensation expense recognized for the three and six months ended June 30, 2016.

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

Under the FDIC’s prompt corrective action rules, which became effective January 1, 2015, an insured state nonmember bank is considered “well capitalized” if its capital ratios meet or exceed the ratios as set forth in the following table and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Bank must meet well capitalized requirements under prompt corrective action provisions.  Prompt corrective action provisions are not applicable to bank holding companies.

A bank holding company is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

At June 30, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at June 30, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.25%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2017 and December 31, 2016 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
HarborOne Bancorp, Inc.
June 30, 2017
Common equity Tier 1 capital to risk-weighted assets	$323,694	15.1%	$96,251	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	323,694	15.1	128,335	6.0	N/A	N/A
Total capital to risk-weighted assets	340,875	15.9	171,114	8.0	N/A	N/A
Tier 1 capital to average assets	323,694	12.7	102,094	4.0	N/A	N/A

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$317,185	16.2%	$88,320	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	317,185	16.2	117,760	6.0	N/A	N/A
Total capital to risk-weighted assets	334,153	17.0	157,014	8.0	N/A	N/A
Tier 1 capital to average assets	317,185	13.2	95,796	4.0	N/A	N/A

HarborOne Bank
June 30, 2017
Common equity Tier 1 capital to risk-weighted assets	$240,622	11.6%	$93,269	4.5%	$134,722	6.5%
Tier 1 capital to risk-weighted assets	240,622	11.6	124,359	6.0	165,811	8.0
Total capital to risk-weighted assets	257,803	12.4	165,811	8.0	207,264	10.0
Tier 1 capital to average assets	240,622	9.5	100,927	4.0	126,159	5.0

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$234,655	12.0%	$88,201	4.5%	$127,402	6.5%
Tier 1 capital to risk-weighted assets	234,655	12.0	117,602	6.0	156,802	8.0
Total capital to risk-weighted assets	251,623	12.8	156,802	8.0	196,003	10.0
Tier 1 capital to average assets	234,655	9.9	95,178	4.0	118,973	5.0

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

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Securities available for sale:
Net unrealized (loss)	$(47)	$(1,022)
Related tax effect	17	357
Net-of-tax amount	(30)	(665)

Directors' retirement plan:
Prior service cost	(895)	(1,016)
Related tax effect	357	391
Net-of-tax amount	(538)	(625)

Total accumulated other comprehensive loss	$(568)	$(1,290)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016

	Unrealized Gains			Unrealized Gains
	and Losses on	Director's		and Losses on	Director's
	Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(383)	$(574)	$(957)	$1,148	$(671)	$477

Other comprehensive income before reclassifications	541	—	541	842	—	842
Amounts reclassified from accumulated other comprehensive income	—	61	61	(41)	34	(7)
Net current period other comprehensive income	541	61	602	801	34	835

Related tax effect	(188)	(25)	(213)	(278)	(23)	(301)

Balance at end of period	$(30)	$(538)	$(568)	$1,671	$(660)	$1,011

	Six Months Ended June 30,
	2017			2016

	Unrealized Gains			Unrealized Gains
	and Losses on	Directors'		and Losses on	Directors'
	Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(665)	$(625)	$(1,290)	$139	$(731)	$(592)

Other comprehensive income before reclassifications	975	—	975	2,635	—	2,635
Amounts reclassified from accumulated other comprehensive income	—	121	121	(283)	117	(166)
Net current period other comprehensive income	975	121	1,096	2,352	117	2,469

Related tax effect	(340)	(34)	(374)	(820)	(46)	(866)

Balance at end of period	$(30)	$(538)	$(568)	$1,671	$(660)	$1,011

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

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At June 30, 2017 and December 31, 2016, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2017	2016
	(in thousands)

Loans held for sale, fair value	$91,849	$86,443
Loans held for sale, contractual principal outstanding	88,792	85,024
Fair value less unpaid principal	$3,057	$1,419

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

loan based on the Company’s internal cost analysis that is not observable.   At June 30, 2017 and December 31, 2016, the weighted average pull-through rate for derivative loan commitments was 86%.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)
June 30, 2017
Assets

Securities available for sale	$—	$160,795	$—	$160,795
Loans held for sale	—	91,849	—	91,849
Mortgage servicing rights	—	20,313	—	20,313
Derivative loan commitments	—	—	1,554	1,554
Forward loan sale commitments	—	—	440	440
Interest rate swaps	—	463	—	463
	$—	$273,420	$1,994	$275,414
Liabilities

Derivative loan commitments	$—	$—	$17	$17
Forward loan sale commitments	—	—	221	221
Interest rate swaps	—	463	—	463
	$—	$463	$238	$701

December 31, 2016
Assets

Securities available for sale	$—	$136,469	$—	$136,469
Loans held for sale	—	86,443	—	86,443
Mortgage servicing rights	—	20,333	—	20,333
Derivative loan commitments	—	—	2,231	2,231
Forward loan sale commitments	—	—	491	491
Interest rate swaps	—	248	—	248
	$—	$243,493	$2,722	$246,215
Liabilities

Forward loan sale commitments	$—	$—	$576	$576
Interest rate swaps	—	248	—	248
	$—	$248	$576	$824

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and six months ended June 30, 2017 and 2016, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$2,113	$2,944	$2,722	$1,661

Total gains (losses) included in net income (1)	(119)	1,437	(728)	2,720

Balance at end of period	$1,994	$4,381	$1,994	$4,381

Changes in unrealized gains relating to instruments at period end	$1,994	$4,381	$1,994	$4,381

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(836)	$(1,006)	$(576)	$(89)

Total gains (losses) included in net income (1)	598	(1,135)	338	(2,052)

Balance at end of period	$(238)	$(2,141)	$(238)	$(2,141)

Changes in unrealized losses relating to instruments at period end	$(238)	$(2,141)	$(238)	$(2,141)

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$3,468	$—	$—	$2,548
Other real estate owned and repossessed assets	—	—	1,057	—	—	1,767
	$—	$—	$4,525	$—	$—	$4,315

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2017 and December 31, 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Impaired loans	$7	$252	$65	$452
Other real estate owned and repossessed assets	47	—	47	22
	$54	$252	$112	$474

Losses applicable to write-downs of impaired loans and other real estate owned and repossessed assets are based on the appraised value of the underlying collateral less estimated costs to sell.  The losses on impaired loans is not recorded

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

	June 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$101,597	$101,597	$—	$—	$101,597
Securities available for sale	160,795	—	160,795	—	160,795
Securities held to maturity	45,660	—	46,870	—	46,870
Federal Home Loan Bank stock	16,356	—	—	16,356	16,356
Loans held for sale	91,849	—	91,849	—	91,849
Loans, net	2,079,483	—	—	2,098,282	2,098,282
Retirement plan annuities	12,267	—	—	12,267	12,267
Mortgage servicing rights	20,313	—	20,313	—	20,313
Accrued interest receivable	5,723	—	5,723	—	5,723

Financial liabilities:
Deposits	1,993,791	—	—	1,994,575	1,994,575
Borrowed funds	265,117	—	265,730	—	265,730
Mortgagors' escrow accounts	5,039	—	—	5,039	5,039
Accrued interest payable	494	—	494	—	494

Derivative loan commitments:
Assets	1,554	—	—	1,554	1,554
Liabilities	17	—	—	17	17

Interest rate swap agreements:
Assets	463	—	463	—	463
Liabilities	463	—	463	—	463

Forward loan sale commitments:
Assets	440	—	—	440	440
Liabilities	221	—	—	221	221

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets:
Cash and cash equivalents	$50,215	$50,215	$—	$—	$50,215
Securities available for sale	136,469	—	136,469	—	136,469
Securities held to maturity	47,877	—	48,972	—	48,972
Federal Home Loan Bank stock	15,749	—	—	15,749	15,749
Mortgage loans held for sale	86,443	—	86,443	—	86,443
Loans, net	1,981,747	—	—	2,007,394	2,007,394
Retirement plan annuities	12,044	—	—	12,044	12,044
Mortgage servicing rights	20,333	—	20,333	—	20,333
Accrued interest receivable	5,603	—	5,603	—	5,603

Financial liabilities:
Deposits	1,804,753	—	—	1,806,926	1,806,926
Borrowed funds	275,119	—	276,741	—	276,741
Mortgagors' escrow accounts	5,034	—	—	5,034	5,034
Accrued interest payable	545	—	545	—	545

Derivative loan commitments:
Assets	2,231	—	—	2,231	2,231

Interest rate swap agreements:
Assets	248	—	248	—	248
Liabilities	248	—	248	—	248

Forward loan sale commitments:
Assets	491	—	—	491	491
Liabilities	576	—	—	576	576

14.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations.  There were no potentially dilutive common stock equivalents as of June 30, 2017.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Net income applicable to common stock (in thousands)	$3,213	$5,948

Average number of common shares outstanding	32,120,880	32,120,880
Less: Average unallocated ESOP shares	(1,107,878)	(1,115,257)
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	31,013,002	31,005,623
Earnings per common share, basic and dilutive	$0.10	$0.19

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2017 and 2016 and for the three and six months then ended is presented in the tables below.  Merrimack Mortgage was acquired in July 2015.

	Three Months Ended June 30, 2017
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$17,772	$402	$41	$—	$18,215
Provision for loan losses	470	—	—	—	470
Net interest income, after provision for loan losses	17,302	402	41	—	17,745
Mortgage banking income:
Changes in mortgage servicing rights fair value	(301)	(751)	—	—	(1,052)
Other	812	10,388	—	—	11,200
Total mortgage banking income	511	9,637	—	—	10,148
Other noninterest income	4,137	14	—	—	4,151
Total noninterest income	4,648	9,651	—	—	14,299
Noninterest expense	17,893	8,929	56	—	26,878
Income (loss) before income taxes	4,057	1,124	(15)	—	5,166
Provision (benefit) for income taxes	1,508	450	(5)	—	1,953
Net income (loss)	$2,549	$674	$(10)	$—	$3,213

	Six Months Ended June 30, 2017
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$34,842	$764	$41	$—	$35,647
Provision for loan losses	735	—	—	—	735
Net interest income, after provision for loan losses	34,107	764	41	—	34,912
Mortgage banking income:
Changes in mortgage servicing rights fair value	(553)	(941)	—	—	(1,494)
Other	1,642	17,404	—	—	19,046
Total mortgage banking income	1,089	16,463	—	—	17,552
Other noninterest income (loss)	8,192	9	—	—	8,201
Total noninterest income	9,281	16,472	—	—	25,753
Noninterest expense	35,215	15,963	105	—	51,283
Income (loss) before income taxes	8,173	1,273	(64)	—	9,382
Provision (benefit) for income taxes	2,949	510	(25)	—	3,434
Net income (loss)	$5,224	$763	$(39)	$—	$5,948

Total assets	$2,567,750	$127,909	$333,141	$(396,730)	$2,632,070
Goodwill	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2016
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$14,230	$422	$—	$—	$14,652
Provision for loan losses	801	—	—	—	801
Net interest income, after provision for loan losses	13,429	422	—	—	13,851
Mortgage banking income:
Changes in mortgage servicing rights fair value	(787)	(1,376)	—	—	(2,163)
Other	1,212	12,625	—	—	13,837
Total mortgage banking income	425	11,249	—	—	11,674
Other noninterest income	4,209	5	—	—	4,214
Total noninterest income	4,634	11,254	—	—	15,888
Noninterest expense	16,637	9,712	4,820	—	31,169
Income (loss) before income taxes	1,426	1,964	(4,820)	—	(1,430)
Provision (benefit) for income taxes	391	785	(1,925)	—	(749)
Net income (loss)	$1,035	$1,179	$(2,895)	$—	$(681)

	Six Months Ended June 30, 2016

	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$27,776	$762	$—	$—	$28,538
Provision for loan losses	1,006	—	—	—	1,006
Net interest income, after provision for loan losses	26,770	762	—	—	27,532
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,382)	(3,069)	—	—	(4,451)
Other	2,272	20,941	—	—	23,213
Total mortgage banking income	890	17,872	—	—	18,762
Other noninterest income (loss)	8,192	(4)	—	—	8,188
Total noninterest income	9,082	17,868	—	—	26,950
Noninterest expense	33,579	17,327	4,820	—	55,726
Income (loss) before income taxes	2,273	1,303	(4,820)	—	(1,244)
Provision (benefit) for income taxes	717	521	(1,925)	—	(687)
Net income (loss)	$1,556	$782	$(2,895)	$—	$(557)

Total assets	$2,260,363	$128,331	$323,067	$(445,003)	$2,266,758
Goodwill	$3,186	$10,179	$—	$—	$13,365

16.SUBSEQUENT EVENTS

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees.  Total shares reserved for issuance under the plan are 2,077,577.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2017, and our results of operations for the three and six months ended June 30, 2017 and 2016. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission, adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets.    Total assets increased $183.8 million, or 7.51%, to $2.63 billion at June 30, 2017 from $2.45 billion at December 31, 2016 primarily due to the continued execution of our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents increased $51.4 million to $101.6 million at June 30, 2017 from $50.2 million at December 31, 2016. The increase was primarily due to HarborOne Bancorp, Inc.’s participation in the Bank’s reciprocal deposit program that was established in June. Through the program, the Company’s $64.8 million deposit at the Bank was converted to multiple deposits at other financial institutions which are not eliminated in consolidation.

Loans Held for Sale.    Loans held for sale at June 30, 2017 were $91.9 million, an increase of $5.4 million from $86.4 million at December 31, 2016 due to the seasonal increase in residential mortgage originations. Of the loans held for sale at June 30, 2017, $87.4 million were originated by Merrimack Mortgage and $4.5 million were originated by the Bank.

Loans, net.    At June 30, 2017, net loans were $2.08 billion, an increase of $97.7 million, or 4.93%, from $1.98 billion at December 31, 2016, primarily due to an increase in the Bank’s commercial real estate, construction and commercial loan originations, partially offset by a decrease in consumer loans. Total commercial real estate and commercial loans at June 30, 2017 were $706.6 million, an increase of $110.3 million, or 18.49%, from $596.3 million at December 31, 2016, reflecting the execution of our business strategy to increase commercial lending. Construction loans increased $8.5 million, or 14.48%, in the same period, primarily due to commercial construction loan advances and originations. Consumer loans decreased $19.7 million, or 3.50%, partially the result of a $5.0 million indirect auto loan sale. Our residential portfolio increased by $186,000, or 0.02%. The allowance for loan losses was $17.2 million at June 30, 2017 and $17.0 million December 31, 2016.

The following table provides the composition of our loan portfolio at the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Residential real estate:
One- to four-family	$679,617	32.5%	$677,946	34.1%
Second mortgages and equity lines of credit	91,504	4.4	92,989	4.7
Commercial real estate	592,325	28.4	495,801	24.9
Construction	66,908	3.2	58,443	2.9
Total real estate	1,430,354	68.5	1,325,179	66.6
Commercial	114,234	5.5	100,501	5.1
Consumer:
Auto	528,690	25.3	547,400	27.5
Personal	14,704	0.7	15,704	0.8
Total consumer	543,394	26.0	563,104	28.3
Total loans	2,087,982	100.0%	1,988,784	100.0%
Allowance for loan losses	(17,181)		(16,968)
Net deferred loan origination costs	8,682		9,931
Loans, net	$2,079,483		$1,981,747

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at June 30, 2017 were $206.5 million, an increase of $22.1 million, or 11.99%, from December 31, 2016. There were no sales of securities in the first quarter of 2017.  Proceeds from calls of securities amounted to $400,000 in the six months ended June 30, 2017.  The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$9,984	$9,844	$9,983	$9,747
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	114,570	114,606	94,656	94,030
SBA asset-backed securities	36,288	36,345	32,852	32,692
Total securities available for sale	$160,842	$160,795	$137,491	$136,469

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	$—	$—	$—
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	21,147	21,160	22,834	22,783
Other bonds and obligations:
State and political subdivisions	24,513	25,710	25,043	26,189
Total securities held to maturity	$45,660	$46,870	$47,877	$48,972

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2017, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.91 billion. Total mortgage servicing rights were $20.3 million at June 30, 2017 and December 31, 2016.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Balance, beginning of period	$20,839	$12,330	$20,333	$12,958
Additions from loans sold with servicing retained	526	2,521	1,474	4,181
Changes in fair value due to :
Reductions from loans paid off during the period	(409)	(472)	(723)	(664)
Changes in valuation inputs or assumptions	(643)	(1,691)	(771)	(3,787)
Balance, end of period	$20,313	$12,688	$20,313	$12,688

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Prepayment speed	10.28%	9.49%
Discount rate	9.25	9.25
Default rate	1.81	1.71

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

Deposits.    Deposits increased $189.0 million, or 10.48%, to $1.99 billion at June 30, 2017 from $1.80 billion at December 31, 2016. The growth in deposits was driven by an increase of $29.3 million in checking account deposits, $17.2 million in savings account deposits, $111.3 million in money market deposits and $38.8 million in brokered deposits partially offset by a decline in certificates of deposit of $7.7 million.  Included in money market deposits are $99.5 million in reciprocal deposit relationships established in June 2017 that provides access to FDIC insured deposit products in aggregate amounts exceeding the current insurance limits for depositors. The Company’s $64.8 million reciprocal deposit contributed to the money market increase and the remaining $34.7 million reciprocal balances were municipal and commercial customer money market balances.  Overall, municipal money market balances increased $26.0 million from December 31, 2016.

Borrowings.   Total borrowings from the FHLB decreased $10.0 million, or 3.63%, to $265.1 million at June 30, 2017 from $275.1 million at December 31, 2016.

Stockholders’ equity.    Total stockholders’ equity was $336.6 million at June 30, 2017 compared to $329.4 million at December 31, 2016, an increase of 2.20%. The increase from December 31, 2016 is primarily due to net income and allocated ESOP shares.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Overview.   Consolidated net income for the three and six months ended June 30, 2017 was $3.2 million and $5.9 million, respectively, compared to net loss of $681,000 and $557,000 for the three and six months ended June 30, 2016. The 2016 results include a one-time, pre-tax contribution of $4.8 million to establish the Foundation. Excluding the contribution expense, net income would have been $2.2 million and $2.3 million for the three and six months ended June 30, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bancorp, Inc. Consolidated

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

	Three Months Ended June 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost (6)
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,129,280	$20,260	3.82%	$1,881,488	$16,874	3.61%
Investment securities (2)	209,691	1,408	2.69	173,731	1,101	2.55
Other interest-earning assets	81,370	320	1.58	51,257	209	1.64
Total interest-earning assets	2,420,341	21,988	3.64	2,106,476	18,184	3.47
Noninterest-earning assets	129,281			131,104
Total assets	$2,549,622			$2,237,580
Interest-bearing liabilities:
Savings accounts	$338,607	141	0.17	$317,180	137	0.17
NOW accounts	128,794	20	0.06	120,702	19	0.06
Money market accounts	667,468	831	0.50	642,758	724	0.45
Certificates of deposit	469,249	1,369	1.17	446,848	1,285	1.16
Brokered deposits	76,555	206	1.08	—	—	—
Total interest-bearing deposits	1,680,673	2,567	0.61	1,527,488	2,165	0.57
FHLB advances	254,832	1,130	1.78	239,245	1,289	2.17
Total interest-bearing liabilities	1,935,505	3,697	0.77	1,766,733	3,454	0.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	250,654			244,651
Other noninterest-bearing liabilities	29,432			28,887
Total liabilities	2,215,591			2,040,271
Total equity	334,031			197,309
Total liabilities and equity	$2,549,622			$2,237,580
Tax equivalent net interest income		18,291			14,730
Tax equivalent interest rate spread (3)			2.87%			2.68%
Less: tax equivalent adjustment		76			78
Net interest income as reported		$18,215			$14,652
Net interest-earning assets (4)	$484,836			$339,743
Net interest margin (5)			3.02%			2.80%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis			3.03%			2.81%
Ratio of interest-earning assets to interest-bearing liabilities	125.05%			119.23%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments for the quarters presented were 2.55% and 2.37%, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost (6)
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,120,573	$39,941	3.80%	$1,842,228	$32,977	3.60%
Investment securities (2)	203,642	2,700	2.67	178,673	2,279	2.57
Other interest-earning assets	74,437	572	1.55	64,621	446	1.39
Total interest-earning assets	2,398,652	43,213	3.63	2,085,522	35,702	3.44
Noninterest-earning assets	126,729			126,731
Total assets	$2,525,381			$2,212,253
Interest-bearing liabilities:
Savings accounts	$332,702	292	0.18	$309,368	267	0.17
NOW accounts	126,037	39	0.06	118,785	37	0.06
Money market accounts	647,383	1,584	0.49	636,711	1,428	0.45
Certificates of deposit	469,510	2,719	1.17	452,742	2,603	1.16
Brokered deposits	71,156	365	1.03	—	—	—
Total interest-bearing deposits	1,646,788	4,999	0.61	1,517,606	4,335	0.57
FHLB advances	273,262	2,415	1.78	252,318	2,672	2.13
Total interest-bearing liabilities	1,920,050	7,414	0.78	1,769,924	7,007	0.80
Noninterest-bearing liabilities:
Noninterest-bearing deposits	243,937			219,315
Other noninterest-bearing liabilities	29,207			27,983
Total liabilities	2,193,194			2,017,222
Total equity	332,187			195,031
Total liabilities and equity	$2,525,381			$2,212,253
Tax equivalent net interest income		35,799			28,695
Tax equivalent interest rate spread (3)			2.85%			2.64%
Less: tax equivalent adjustment		152			157
Net interest income as reported		$35,647			$28,538
Net interest-earning assets (4)	$478,602			$315,598
Net interest margin (5)			3.00%			2.75%
Tax equivalent effect			0.01			0.02
Net interest margin on a fully tax equivalent basis			3.01%			2.77%
Ratio of interest-earning assets to interest-bearing liabilities	124.93%			117.83%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments was 2.52% and 2.39% for the six months ended June 30, 2017 and 2016, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Annualized.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 v. 2016			2017 v. 2016
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)
Interest-earning assets:
Loans	$2,145	$1,241	$3,386	$4,918	$2,046	$6,964
Investment securities	217	90	307	317	104	421
Other interest-earning assets	119	(8)	111	65	61	126
Total interest-earning assets	2,481	1,323	3,804	5,300	2,211	7,511
Interest-bearing liabilities:
Savings accounts	9	(5)	4	19	6	25
NOW accounts	1	—	1	1	1	2
Money market accounts	26	81	107	23	133	156
Certificates of deposit	62	22	84	91	25	116
Brokered deposit	206	—	206	365	—	365
Total interest-bearing deposits	304	98	402	499	165	664
FHLB advances	81	(240)	(159)	209	(466)	(257)
Total interest-bearing liabilities	385	(142)	243	708	(301)	407
Change in net interest income	$2,096	$1,465	$3,561	$4,592	$2,512	$7,104

Interest and Dividend Income.    Interest and dividend income increased $3.8 million, or 21.02%, to $21.9 million for the three months ended June 30, 2017, compared to $18.1 million for the three months ended June 30, 2016. The increase was primarily due to a $3.4 million, or 20.06%, increase in interest on loans and loans held for sale to $20.3 million for the three months ended June 30, 2017 from $16.9 million for the three months ended June 30, 2016. The increase in loan interest income was attributable to a 13.17% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans, which resulted in an increase in average yield of 21 basis points. Interest and dividend income on securities increased by $307,000, or 27.88%, from $1.1 million for the three months ended June 30, 2016 to $1.4 million for the three months ended June 30, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compared to the first six months of 2016, interest and dividend income increased $7.5 million, or 21.04% reflecting similar trends in the quarter over quarter results. Average loans and loans held for sale increased $278.3 million, or 15.11% coupled with a 20 basis point increase in yield resulting in a $7.0 million increase in interest on loans and loans held for sale.

Interest Expense.    Interest expense increased $243,000, or 7.04%, to $3.7 million for the three months ended June 30, 2017 from $3.5 million for the three months ended June 30, 2016. The increase resulted from a $402,000 increase in interest expense on deposits partially offset by a $159,000 decrease in interest expense on borrowings. The increase in interest expense on deposits resulted from a 10.03% increase in average balances and a 4 basis point increase in the cost of deposits. Components of the increase included $76.6 million in average brokered deposits at a cost of 1.08% in the first quarter of 2017 whereas brokered deposit had not been utilized in the second quarter of 2016. Average money market deposits increased by $24.7 million, or 3.84% and the cost of money market deposits was 0.50% for the for the second quarter of 2017 compared to 0.45% for the 2016 quarterly period.  The cost of certificates of deposit increased 1 basis point to 1.17% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and the average balance increased 5.01%. The cost of savings accounts was 0.17% both periods and the average balance increased 6.76%. The cost of NOW accounts was 0.06% for both periods and the average balance increased 6.70% in the three months ended June 30, 2017 compared to the same period in 2016.  The decrease in interest expense on borrowings reflects the decrease in cost to 1.78% from 2.17% when comparing the three months ended June 30, 2017 and 2016, partially offset by the 6.52% average balance increase.

Compared to the first six months of 2016, interest expense increased $407,000, or 5.81% to $7.4 million from $7.0 million reflecting the quarter over quarter trend of increasing deposit average balances. Average interest bearing deposits increased $129.2 million, or 8.51% and the cost of funds increased 4 basis points year over year. The decrease in interest expense on borrowings is due to a 35 basis point decrease in the cost of borrowed funds partially offset by the average balance increase of 20.9 million, or 8.30%.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $3.6 million, or 24.18%, to $18.3 million for the three months ended June 30, 2017 from $14.7 million for the three months ended June 30, 2016. Growth in higher yielding commercial loans was primarily funded with deposit growth. The tax equivalent net interest spread increased 19 basis points to 2.87% for the three months ended June 30, 2017 from 2.68% for the three months ended June 30, 2016, and net interest margin on a tax equivalent basis rose by 22 basis points to 3.03% for the three months ended June 30, 2017 from 2.81% for the three months ended June 30, 2016.

Compared to the first six months of 2016, net interest and dividend income increased $7.1 million, or 24.76% to $35.8 million from $28.7 million.  The tax equivalent net interest spread increased 21 basis points to 2.85% for the six months ended June 30, 2017 from 2.64% for the six months ended June 30, 2016, and net interest margin on a tax equivalent basis also rose by 24 basis points to 3.01% for the six months ended June 30, 2017 from 2.77% for the six months ended June 30, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for HarborOne Bank (excluding Merrimack Mortgage) for the three and six months ended June 30, 2017 and 2016, the increase or decrease in those results, and the results of operations for Merrimack Mortgage for the three and six months ended June 30, 2017 and 2016. Revenue and expenses for the holding company are minor and not reflected in the below tables.

	HarborOne Bank				Merrimack Mortgage

	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$17,772	$14,230	$3,542	24.9%	$402	$422	$(20)	(4.7)%
Provision for loan losses	470	801	(331)	(41.3)	—	—	—	—
Net interest income, after provision for loan losses	17,302	13,429	3,873	28.8	402	422	(20)	(4.7)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(301)	(787)	486	161.5	(751)	(1,376)	625	83.2
Other	812	1,212	(400)	(33.0)	10,388	12,625	(2,237)	(17.7)
Total mortgage banking income	511	425	86	20.2	9,637	11,249	(1,612)	(14.3)
Other noninterest income (loss)	4,137	4,209	(72)	(1.7)	14	5	9	180.0
Total noninterest income	4,648	4,634	14	0.3	9,651	11,254	(1,603)	(14.2)
Noninterest expense	17,893	16,637	1,256	7.5	8,929	9,712	(783)	(8.1)
Income (loss) before income taxes	4,057	1,426	2,631	184.5	1,124	1,964	(840)	(42.8)
Provision (benefit) for income taxes	1,508	391	1,117	285.7	450	785	(335)	(42.7)
Net income (loss)	$2,549	$1,035	$1,514	146.3%	$674	$1,179	$(505)	(42.8)%

	HarborOne Bank				Merrimack Mortgage

	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$34,842	$27,776	$7,066	25.4%	$764	$762	$2	0.3%
Provision for loan losses	735	1,006	(271)	(26.9)	—	—	—	—
Net interest income, after provision for loan losses	34,107	26,770	7,337	27.4	764	762	2	0.3
Mortgage banking income:
Changes in mortgage servicing rights fair value	(553)	(1,382)	829	60.0	(941)	(3,069)	2,128	69.3
Other	1,642	2,272	(630)	(27.7)	17,404	20,941	(3,537)	(16.9)
Total mortgage banking income	1,089	890	199	22.4	16,463	17,872	(1,409)	(7.9)
Other noninterest income (loss)	8,192	8,192	—	—	9	(4)	13	325.0
Total noninterest income	9,281	9,082	199	2.2	16,472	17,868	(1,396)	(7.8)
Noninterest expense	35,215	33,579	1,636	4.9	15,963	17,327	(1,364)	(7.9)
Income (loss) before income taxes	8,173	2,273	5,900	259.6	1,273	1,303	(30)	(2.3)
Provision (benefit) for income taxes	2,949	717	2,232	311.3	510	521	(11)	(2.1)
Net income (loss)	$5,224	$1,556	$3,668	235.7%	$763	$782	$(19)	(2.4)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Net Income.    The Bank’s net income increased by $1.5 million to $2.6 million for the three months ended June 30, 2017 from $1.0 million for the three months ended June 30, 2016 and, pre-tax income was $4.1 million for the three months ended June 30, 2017, a $2.6 million increase from the three months ended June 30, 2016. The increases in pre-tax income reflects a $3.5 million increase in net interest income, a $331,000 decrease in the provision for loan losses and a $14,000 increase in noninterest income partially offset by a $1.3 million increase in noninterest expense.  The provision for income taxes increased $1.1 million offsetting the pre-tax income increase for the quarter.

Compared to the first six months of 2016, the Bank’s net income for the six months ended June 30, 2017 increased $3.7 million to $5.2 million from $1.6 million. The increase in net income reflects an increase of $7.1 million of net interest and dividend income, a decrease of $271,000 in provision for loan losses and an increase of $199,000 in noninterest income, partially offset by increases of $1.6 million in noninterest expense and $2.2 million in provision for income taxes.

Provision for Loan Losses.    The Bank recorded a provision for loan losses of $470,000 and $735,000 for the three and six months ended June 30, 2017, respectively, and $801,000 and $1.0 million for the three and six months ended June 30, 2016. The provision reflects the continued growth in commercial loans and general reserve adjustments based on peer data utilized for commercial real estate and commercial loans. Annually, in the first quarter, the Bank adjusts general reserve allocations for commercial real estate and commercial loans based on updated peer data. The 2017 updated peer data resulted in lower general reserve rates and reserves on these loan types and therefore, despite loan growth, the allowance for loan losses attributable to commercial real estate and commercial loans decreased in the first quarter of 2017. Similarly, in 2016 improved peer data resulted in lower general reserve rates and reserves on commercial real estate and commercial loans.  Net charge-offs increased to $173,000 and $522,000 for the three and six months ended June 30, 2017, respectively,  from $58,000 and $267,000 for the same period in 2016 and  credit quality improved as nonaccrual loans declined to $21.5 million at June 30, 2017 from $26.0 million at June 30, 2016.

Noninterest Income.    Total noninterest income increased to $4.7 million for the three months ended June 30, 2017 compared to $4.6 million for the prior year period. Income from mortgage banking operations increased $86,000, or 20.24%, to $511,000 for the three months ended June 30, 2017 compared to $425,000 for the three months ended June 30, 2016. Other mortgage banking income decreased $400,000 compared to the three months ended June 30, 2016 primarily a result of lower residential real estate loan sale volume in 2017 as compared to 2016. The decrease in other mortgage banking income was offset by the mortgage servicing rights fair value adjustment. The fair value adjustment of mortgage servicing rights was a $301,000 loss in 2017 compared to a loss of $787,000 during the three months ended June 30, 2016, driven by the market rate changes during the periods.

Other noninterest income decreased $72,000, or 1.72%, to $4.1 million for the three months ended June 30, 2017 compared to $4.2 million for the three months ended June 30, 2016. Significant components of the change include a decrease in commercial loan swap fee income of $143,000, and an $118,000 decrease in business loan fees offset by a $128,000 increase interchange income. Gain on sales of investment securities was $41,000 for the quarter ended June 30, 2016, while no such sales were undertaken in the current year period.

Compared to the first six months of 2016, total noninterest income for the six months ended June 30, 2017 increased $199,000, or 2.19%, to $9.3 million from $9.1 million. Total mortgage banking income increased $199,000 as the fair value loss on the mortgage servicing rights decreased $829,000 partially offset by the other mortgage banking income decrease of $630,000. The low rate environment of the first half of 2016 negatively impacted servicing rights values and positively impacted mortgage loan origination volumes. Other noninterest income was flat at $8.2 million for the six months ended June 30, 2017 and 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Noninterest expense increased $1.3 million, or 7.55%, to $17.9 million for the three months ended June 30, 2017 from $16.6 million for the three months ended June 30, 2016. The increase in noninterest expense included increased compensation and benefit expense of $774,000, marketing expenses increase of $405,000 and professional fee increase of $337,000. Also in the second quarter of 2016 a $400,000 prepayment penalty was recognized on the early extinguishment of debt with no such charge in 2017. The increase in compensation and benefits expense is due to annual salary increases, staff additions to the commercial loan area and ESOP expense of $398,000. The ESOP was established in the third quarter of 2016. The increase in professional fees primarily reflects expenses related to tax and other consulting.

Compared to the first six months of 2016, noninterest expense for the six months ended June 30, 2017 increased $1.6 million, or 4.87% to $35.2 million from $33.6 million. The components of the year-to-date increase include increased salaries and benefit costs of $610,000, primarily due to ESOP expense of $833,000, increased occupancy and equipment expense of $308,000 and increased marketing expense of $334,000.

Income Tax Provision.    Provision for income taxes for the three and six months ended June 30, 2017 was $1.5 million and $2.9 million, respectively, compared to $391,000 and $717,000 for the three and six months ended June 30, 2016, respectively. The increased provision for income taxes was mainly due to increase in pre-tax earnings of $2.6 million and $5.9 million for the three and six months ended June 30, 2017 and an increase in the effective rate. The increase in the effective tax rate in 2017 is due primarily to the effect of nondeductible expense related to the ESOP and decreased tax-advantaged income.

Merrimack Mortgage Segment

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Net Income.   Merrimack Mortgage recorded net income of $674,000 and $763,000 for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016 net income was $1.2 million and $782,000, respectively. Exclusive of the change in fair value of mortgage servicing rights, pre-tax income for the six months ended June 30, 2017 and 2016 was $2.2 million and $4.4 million, respectively.

Noninterest Income.    During the three and six months ended June 30, 2017, noninterest income totaled $9.7 million and $16.5 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)

Gain on sale of mortgage loans	$8,552	$10,899	$14,038	$17,993
Processing, underwriting and closing fees	932	1,165	1,599	1,920
Secondary market loan servicing fees, net of guarantee fees	904	561	1,767	1,028
Changes in mortgage servicing rights, fair value	(751)	(1,376)	(941)	(3,069)
Total mortgage banking income	$9,637	$11,249	$16,463	$17,872

Originated mortgage servicing rights included in gain on sale of mortgage loans	$396	$2,248	$1,183	$3,595

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

For the three and six months ended June 30, 2017 and 2016, Merrimack Mortgage originated $283.9 million, $467.8 million and $350.9 million $570.4 million, respectively, of residential mortgages. The decrease is due to higher mortgage rates in 2017.  The following tables provide additional loan production detail:

	Three Months Ended June 30,
	2017		2016
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Source
Retail Offices	$221,972	78.2%	$270,689	77.1%
Third Party	61,942	21.8	80,211	22.9
Total	$283,914	100.0%	$350,900	100.0%

Product Type
Conventional	$160,781	56.6%	$217,065	61.9%
Government	92,192	32.5	114,265	32.6
State Housing Agency	10,735	3.8	15,649	4.4
Jumbo	19,961	7.0	3,496	1.0
Seconds	245	0.1	426	0.1
Total	$283,914	100.0%	$350,901	100.0%

Purpose
Purchase	$239,843	84.5%	$249,792	71.2%
Refinance	44,071	15.5	101,109	28.8
Total	$283,914	100.0%	$350,901	100.0%

	Six Months Ended June 30,
	2017		2016
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Source
Retail Offices	$369,830	79.1%	$440,635	77.3%
Third Party	98,003	20.9	129,715	22.7
Total	$467,833	100.0%	$570,350	100.0%

Product Type
Conventional	$270,227	57.8%	$353,191	61.9%
Government	155,638	33.2	184,739	32.4
State Housing Agency	19,555	4.2	25,615	4.5
Jumbo	22,031	4.7	6,086	1.1
Seconds	382	0.1	719	0.1
Total	$467,833	100.0%	$570,350	100.0%

Purpose
Purchase	$369,209	78.9%	$384,531	67.4%
Refinance	98,624	21.1	185,819	32.6
Total	$467,833	100.0%	$570,350	100.0%

During the three and six months ended June 30, 2017, Merrimack Mortgage sold loans to Freddie Mac, Fannie Mae and Ginnie Mae in the amounts of $47.8 million and $126.8 million, respectively and recorded an average originated mortgage servicing right gain of 0.93% and 0.83%, respectively, of the underlying mortgage amount.  For the three and six months ended June 30, 2016, there were $210.3 million and $342.4 million, respectively of agency loan sales at an

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

average originated mortgage servicing right gain of 1.05% and 1.07%, respectively. The decrease in pricing of the mortgage servicing rights resulted in the decrease agency sales.

For the three and six months ended June 30, 2017 processing, underwriting, and closing fees amounted to  $932,000 and $1.6 million, respectively, as compared to $1.2 million and $1.9 million for the three and six months ended June 30, 2016, reflecting the lower production volumes of 2017. Secondary market loan servicing fees, net of loan guarantee fees were $904,000 and $1.8 million, respectively for the three and six months ended June 30, 2017 as compared to $560,000 and $1.0 million, respectively for the three and six months ended June 30, 2016. At June 30, 2017, the unpaid balance of the servicing portfolio totaled $1.36 billion as compared to $1.0 billion at June 30, 2016, resulting in the lower secondary market servicing fees in 2016.

During the three months ended June, 2017 and 2016, the fair value of mortgage servicing rights decreased $751,000 and $1.4 million, respectively, driven primarily by the reduction in market interest rates during the each period. The 10 year Treasury Constant Maturity rate decreased 9 basis points in the first quarter of 2017 as compared to a decrease of 28 basis points in the second quarter of 2016. During the six months ended June 30, 2017 and 2016, the fair value of mortgage servicing rights decreased $941,000 and $3.1million, respectively, reflecting decreases in the 10 year Treasury Constant Maturity rate of 14 basis points and 78 points, respectively. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tend to increase.

Noninterest Expense.    Noninterest expense for the three months ended June, 2017 and 2016 was $8.9 million and $9.7 million, respectively, generally reflecting the decreased loan volume. Compensation and benefits expenses totaled $6.5 million and $7.2 million, respectively, for the three months ended June 30, 2017 and 2016. Salary expense was $2.1 million for both quarters, and commission-related expenses were $3.7 million and $4.4 million, respectively. Loan expenses totaled $1.5 million and $1.7 million for the three months ended June 30, 2017 and 2016, and included direct loan origination expenses of $960,000 and $1.5 million, respectively, associated with the origination of $283.9 million and $350.9 million of mortgage loans.  Sub-servicing related expenses for the same three month period were $212,000 and $176,000, respectively. Occupancy expense totaled $502,000 and $432,000 for the three months ended June 30, 2017 and 2016, and primarily consisted of rent and other expenses associated with the retail branch network and corporate office. Other expenses totaled $460,000 and $395,000 for the three months ended June 30, 2017 and 2016 and primarily consisted of professional fees and other expenses. The quarter over quarter increase reflects increased professional fees and marketing expense.

Noninterest expense for the six months ended June 30, 2017 and 2016 was $16.0 million and $17.3 million, respectively. Salary and benefits was $11.7 million including $4.2 million in salary expense and $6.1 million in commission related expenses for the six months ended June 30, 2017 as compared to $12.6 million including $4.1 million in salary expense and $7.2 million in commission related expenses for the six months ended June 30, 2016.  Loan expenses totaled $2.5 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.  Included in loan expense was direct loan origination expense of $1.6 million and $2.6 million, respectively, associated with the origination of mortgage loans of $ 467.8 million and $570.4 million, respectively. Sub-servicing related expenses were $396,000 and $297,000, respectively.  Occupancy expense was $1.0 million and $847,000, respectively for the six months ended June 30, 2017 and 2016. Other expenses totaled $821,000 and $835,000 for the six months ended June 30, 2017 and 2016 and primarily consisted of professional fees and other expenses.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2017	2016
	(dollars in thousands)
Nonaccrual loans:
Residential real estate:
One- to four-family	$16,143	$16,456
Second mortgages and equity lines of credit	1,306	1,686
Construction	132	134
Commercial	3,663	2,674
Consumer	221	230
Total nonaccrual loans (1)	21,465	21,180
Other real estate owned:
One- to four-family residential	1,029	1,767
Other repossessed assets	28	—
Total nonperforming assets	22,522	22,947
Performing troubled debt restructurings	22,149	25,134
Total nonperforming assets and performing troubled debt restructurings	$44,671	$48,081

Total nonperforming loans to total loans (2)	1.02%	1.06%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.70%	1.96%
Total nonperforming assets to total assets	0.86%	0.94%

(1) $8.3 million and $7.5 million of troubled debt restructurings are included in total nonaccrual loans at June 30, 2017 and December 31, 2016, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended June 30, 2017 and 2016, amounted to $558,000 and $757,000, respectively.  Income related to impaired loans included in interest income for the six months ended June 30, 2017 and 2016, amounted to $1.4 million and $1.5 million, respectively.

The Company utilizes a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	June 30,	December 31,
	2017	2016
	(in thousands)
Classified loans:
Substandard	$3,651	$2,287
Doubtful	—	387
Loss	—	—
Total classified loans	3,651	2,674
Special mention	802	261
Total criticized loans	$4,453	$2,935

None of the special mention assets at June 30, 2017 and December 31, 2016 were on nonaccrual.

At June 30, 2017, our allowance for loan losses was $17.2 million, or 0.82% of total loans and 80.04% of nonperforming loans. At December 31, 2016, our allowance for loan losses was $17.0 million, or 0.85% of total loans and

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

80.12% of nonperforming loans. Nonperforming loans at June 30, 2017 were $21.5 million, or 1.02% of total loans, compared to $21.2 million, or 1.06% of total loans, at December 31, 2016. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2017			December 31, 2016
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)
Residential real estate:
One- to four-family	$3,763	21.90%	32.55%	$4,193	24.70%	34.09%
Second mortgages and equity lines of credit	671	3.91	4.39	770	4.54	4.68
Commercial real estate	7,075	41.18	28.37	7,150	42.14	24.93
Construction	936	5.45	3.20	924	5.45	2.94
Commercial	2,114	12.30	5.47	1,920	11.32	5.05
Consumer	1,033	6.01	26.02	780	4.60	28.31
Total general and allocated allowance	15,592	90.75	100.00%	15,737	92.75	100.00%
Unallocated	1,589	9.25		1,231	7.25
Total	$17,181	100.00%		$16,968	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Allowance at beginning of period	$16,884	$13,696	$16,968	$13,700
Provision for loan losses	470	801	735	1,006
Charge offs:
Residential real estate:
One- to four-family	(7)	(39)	(126)	(71)
Second mortgages and equity lines of credit	—	(16)	(18)	(56)
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	(51)	(5)	(134)	(5)
Consumer	(300)	(237)	(560)	(457)
Total charge-offs	(358)	(297)	(838)	(589)

Recoveries:
Residential real estate:
One- to four-family	7	166	81	177
Second mortgages and equity lines of credit	62	13	66	21
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	2	1	16	3
Consumer	114	59	153	121
Total recoveries	185	239	316	322
Net charge-offs	(173)	(58)	(522)	(267)
Allowance at end of period	$17,181	$14,439	$17,181	$14,439
Total loans outstanding (1)	$2,087,982	$1,835,339	$2,087,982	$1,835,339
Average loans outstanding	$2,067,634	$1,812,962	$2,064,307	$1,782,900
Allowance for loan losses as a percent of total loans outstanding (1)	0.82%	0.79%	0.82%	0.79%
Annualized net loans charged off as a percent of average loans outstanding	0.03%	0.01%	0.05%	0.02%
Allowance for loan losses to nonperforming loans	80.04%	55.52%	80.04%	55.52%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $470,000 for the three months ended June 30, 2017 and $801,000 for the three months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, we recorded a provision for loan losses of $735,000 and $1.1 million, respectively. Annually, in the first quarter, the Company adjusts general reserve allocations for commercial real estate and commercial loans based on updated peer data. The updated peer data resulted in lower general reserve rates and reserves on these loan types however, the decrease was partially offset by commercial loan growth.  The provision in the previous quarter was primarily due to commercial loan growth.  Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $173,000 for the quarter ended June 30, 2017, or 0.03%, of average loans outstanding on an annualized basis, compared to $320,000 and 0.06% for the quarter ended December 31, 2016 and $58,000 and 0.01% for the quarter ended June 30, 2016. Nonperforming assets were $22.5 million at June 30, 2017 compared to $22.9 million at December 31, 2016 and $27.8 million at June 30, 2016. Nonperforming assets as a percentage of total assets were 0.86% at June 30, 2017, 0.94% at December 31, 2016 and 1.23% at June 30, 2016. The decrease in the second quarter of 2017 is due to decreases in other real estate owned loan.  The reduction from the second quarter of 2016 reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

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

As of June 30, 2017, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

June 30, 2017
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	0.44%
(100)	(4.79)%

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

The table below sets forth, as of June 30, 2017, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions,

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2017
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$299,882	$(42,914)	(12.5)%	12.6%	(0.70)
0	342,796	—	—	13.3	—
- 100	318,773	(24,023)	(7.0)	12.1	(1.20)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $4.1 million and $35.9 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $123.6 million and $67.7 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock was $179.0 million and $93.0 million for the six months ended June 30, 2017 and 2016, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

The Bank is subject to various regulatory capital requirements. At June 30, 2017, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 11 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At June 30, 2017, we had outstanding commitments to originate loans of $65.7 million and unadvanced funds on loans of $211.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $399.0 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2017. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As of June 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

HarborOne Bancorp, Inc.

Date: August 11, 2017	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Joseph F. Casey
Joseph F. Casey
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on August 10, 2017) (1)
10.2*	Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (1)
10.3*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (1)
10.4*	Form of Non-Qualified Stock Option Agreement for Company Employees Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (1)
10.5*	Form of Incentive Stock Option Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (1)
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

(1) Management contract or compensatory plan or agreement