Form 10-Q
period 2017-09-30
HarborOne Bancorp, Inc.
filed 2017-11-13
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 7, 2017 there were 32,662,295 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2017	2016

Assets
Cash and due from banks	$15,393	$16,464
Short-term investments	79,412	33,751
Total cash and cash equivalents	94,805	50,215

Securities available for sale, at fair value	166,122	136,469
Securities held to maturity, at amortized cost	47,752	47,877
Federal Home Loan Bank stock, at cost	16,356	15,749
Loans held for sale, at fair value	96,201	86,443
Loans	2,122,509	1,998,715
Less: Allowance for loan losses	(17,933)	(16,968)
Net loans	2,104,576	1,981,747
Accrued interest receivable	5,959	5,603
Other real estate owned and repossessed assets	1,021	1,767
Mortgage servicing rights, at fair value	20,376	20,333
Property and equipment, net	24,338	24,193
Retirement plan annuities	12,381	12,044
Bank-owned life insurance	40,199	39,421
Deferred income taxes, net	278	610
Goodwill and other intangible assets	13,519	13,585
Other assets	15,576	12,254
Total assets	$2,659,459	$2,448,310

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$266,299	$239,210
Interest-bearing deposits	1,664,119	1,511,498
Brokered deposits	73,127	54,045
Total deposits	2,003,545	1,804,753
Short-term borrowed funds	10,000	80,000
Long-term borrowed funds	266,366	195,119
Mortgagors' escrow accounts	5,530	5,034
Accrued interest payable	554	545
Other liabilities and accrued expenses	32,863	33,475
Total liabilities	2,318,858	2,118,926

Commitments and contingencies (Notes 8 and 9)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,662,295 and 32,120,880 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	327	321
Additional paid-in capital	145,525	144,420
Retained earnings	205,997	197,211
Accumulated other comprehensive loss	(415)	(1,290)
Unearned compensation - ESOP	(10,833)	(11,278)
Total stockholders' equity	340,601	329,384

Total liabilities and stockholders' equity	$2,659,459	$2,448,310

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$20,990	$17,144	$59,765	$49,080
Interest on loans held for sale	796	866	1,962	1,907
Interest on taxable securities	1,118	768	3,232	2,441
Interest on non-taxable securities	216	220	650	669
Other interest and dividend income	294	164	866	610
Total interest and dividend income	23,414	19,162	66,475	54,707

Interest expense:
Interest on deposits	2,812	2,092	7,811	6,427
Interest on borrowed funds	1,333	1,168	3,748	3,840
Total interest expense	4,145	3,260	11,559	10,267

Net interest and dividend income	19,269	15,902	54,916	44,440
Provision for loan losses	921	1,710	1,656	2,716

Net interest income, after provision for loan losses	18,348	14,192	53,260	41,724

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(488)	351	(1,982)	(4,100)
Other	11,071	16,513	30,117	39,725
Total mortgage banking income	10,583	16,864	28,135	35,625
Deposit account fees	3,172	3,010	9,088	8,685
Income on retirement plan annuities	114	111	337	325
Gain on sale of consumer loans	—	—	78	79
Gain on sale and call of securities, net	—	—	—	283
Bank-owned life insurance income	260	275	778	825
Other income	498	609	1,964	1,997
Total noninterest income	14,627	20,869	40,380	47,819

Noninterest expense:
Compensation and benefits	17,325	18,812	48,568	50,552
Occupancy and equipment	2,951	2,458	8,661	7,705
Data processing	1,547	1,450	4,597	4,310
Loan expenses	1,884	3,316	5,129	7,036
Marketing	1,136	592	2,659	1,764
Deposit expenses	311	325	1,019	1,054
Postage and printing	380	313	1,017	959
Professional fees	1,126	709	3,136	1,888
Prepayment penalties on Federal Home Loan Bank advances	—	—	—	400
Foreclosed and repossessed assets	8	31	60	102
Deposit insurance	397	437	1,305	1,258
Charitable foundation contributions	—	—	—	4,820
Other expenses	1,373	1,166	3,570	3,487
Total noninterest expense	28,438	29,609	79,721	85,335

Income before income taxes	4,537	5,452	13,919	4,208

Income tax provision	1,699	1,900	5,133	1,213

Net income	$2,838	$3,552	$8,786	$2,995

Earnings per common share:
Basic	$0.09	$0.11	$0.28	N/A
Diluted	$0.09	$0.11	$0.28	N/A
Weighted average shares outstanding:
Basic	31,303,281	30,943,808	31,109,104	N/A
Diluted	31,303,281	30,943,808	31,109,104	N/A

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Net income	$2,838	$3,552	$8,786	$2,995
Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses)	180	(504)	1,155	2,131
Reclassification adjustment for net realized gains	—	—	—	(283)
Net unrealized gains (losses)	180	(504)	1,155	1,848
Related tax effect	(63)	175	(403)	(645)
Net-of-tax amount	117	(329)	752	1,203

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	60	59	181	176
Related tax effect	(24)	(23)	(58)	(69)
Net-of-tax amount	36	36	123	107
Total other comprehensive income (loss)	153	(293)	875	1,310

Comprehensive income	$2,991	$3,259	$9,661	$4,305

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Operations.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the unaudited interim Consolidated Statements of Operations.  There was no related income tax expense on reclassifications for securities available for sale for the three months ended September 30, 2017 and 2016 or the nine months ended September 30, 2017.  The related income tax expense on reclassification for securities available for sale was $94,000 for the nine months ended September 30, 2016.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

					Accumulated
			Additional		Other	Unearned	Total
	Common Stock		Paid-in	Retained	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2015	—	$—	$—	$191,280	$(592)	$—	$190,688

Comprehensive income (loss)	—	—	—	2,995	1,310	—	4,305

Issuance of common stock to the mutual holding company	17,281,034	172	—	—	—	—	172

Issuance of common stock for initial public offering, net of costs of $3,870	14,454,396	145	140,212	—	—	—	140,357

Issuance of common stock to the HarborOne Foundation	385,450	4	3,851	—	—	—	3,855

Purchase of 1,187,188 shares by the ESOP	—	—	—	—	—	(11,872)	(11,872)

ESOP shares committed to be released (29,680 shares)	—	—	112	—	—	297	409

Balance at September 30, 2016	32,120,880	$321	$144,175	$194,275	$718	$(11,575)	$327,914

Balance at December 31, 2016	32,120,880	$321	$144,420	$197,211	$(1,290)	$(11,278)	$329,384

Comprehensive income	—	—	—	8,786	875	—	9,661

ESOP shares committed to be released (44,520 shares)	—	—	412	—	—	445	857

Restricted stock awards granted	541,415	6	(6)	—	—	—	—

Share-based compensation expense	—	—	699	—	—	—	699

Balance at September 30, 2017	32,662,295	$327	$145,525	$205,997	$(415)	$(10,833)	$340,601

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income	$8,786	$2,995
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	1,656	2,716
Net amortization of securities premiums/discounts	523	584
Net amortization of net deferred loan costs/fees and premiums	3,672	4,684
Depreciation and amortization of premises and equipment	2,122	1,914
Change in mortgage servicing rights fair value	1,982	4,100
Mortgage and consumer servicing rights capitalized	(2,054)	(6,732)
Amortization of consumer servicing rights	42	54
Accretion of fair value adjustment on loans and deposits, net	(260)	(248)
Amortization of intangible assets	66	67
Gain on sale and call of securities, net	—	(283)
Bank-owned life insurance income	(778)	(825)
Income on retirement plan annuities	(337)	(325)
Gain on sale of portfolio loans	(36)	(365)
Net loss (gain) on sale and write-down of other real estate owned and repossessed assets	57	(141)
Deferred income tax benefit	(128)	(831)
Issuance of common stock to The HarborOne Foundation	—	3,855
ESOP expenses	857	409
Stock-based compensation expense	699	—
Net change in:
Loans held for sale	(9,758)	(50,257)
Other assets and liabilities, net	(4,114)	(888)
Net cash provided (used) by operating activities	2,997	(39,517)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	16,697	20,354
Purchases	(45,461)	(14,164)
Sales	—	8,735
Activity in securities held to maturity:
Maturities, prepayment and calls	2,920	14,131
Purchases	(3,052)	—
Net (purchase) redemption of FHLB stock	(607)	3,480
Proceeds from sale of portfolio loans	5,007	39,831
Loan originations, net of principal payments	(133,837)	(223,615)
Proceeds from sale of other real estate owned and repossessed assets	1,658	2,003
Additions to property and equipment	(2,267)	(1,370)
Net cash used by investing activities	(158,942)	(150,615)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016

Cash flows from financing activities:
Net increase in deposits	198,792	43,699
Net change in borrowed funds with maturities less than ninety days	(70,000)	50,000
Proceeds from other borrowed funds	86,250	20,025
Repayment of other borrowed funds	(15,003)	(74,503)
Net change in mortgagors' escrow accounts	496	857
Issuance of common stock	—	140,529
Purchase of shares by the ESOP	—	(11,872)
Net cash provided by financing activities	200,535	168,735

Net change in cash and cash equivalents	44,590	(21,397)

Cash and cash equivalents at beginning of period	50,215	40,652

Cash and cash equivalents at end of period	$94,805	$19,255

Supplemental cash flow information:
Interest paid on deposits	$7,807	$6,421
Interest paid on borrowed funds	3,734	3,916
Income taxes paid	5,247	3,052
Transfer of loans to other real estate owned and repossessed assets	969	1,502
Transfer of loans to loans held for sale	5,088	—

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2016 and 2015 and notes thereto included in the Company’s Annual Report on Form 10-K.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2016 or the nine months ended September 30, 2017.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Unallocated component

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally the Company's unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of risk to management's estimates.

Stock-based Compensation Plans

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees.  The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards.  Compensation cost is recognized over the requisite service period as a component of compensation expense.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The Company has elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under this Update, the Company has elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. The restricted stock awards are participating securities; therefore unvested awards are included as common shares outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options awards and are determined using the treasury stock method.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This guidance changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. This guidance also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error corrections if a company applies the shortcut method inappropriately.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not have any derivatives within the scope of the ASU.

In March 2017, the FASB issued ASU 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company elected to early adopt this new accounting guidance effective January 1, 2017 and the adoption did not have a material impact on the Consolidated Financial Statements.

In January 2017, FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This update changes the quantitative impairment test to require an entity to perform a one-step test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the amount of goodwill allocated to the reporting unit.  This new guidance does not amend the optional qualitative assessment of goodwill impairment.  For SEC filers, the ASU is effective for impairment tests in fiscal years beginning after December 15, 2019.  For non-public business entities, the ASU is effective for impairment tests in fiscal years beginning after December 15, 2021.  Early adoption is permitted for impairment tests performed on testing dates after January 1, 2017.  The Company elected to early adopt this new accounting guidance effective October 1, 2017 and the adoption did not have an impact on the Consolidated Financial Statements.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

In February 2016, FASB issued ASU 2016-02,  Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities, this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities but no material impact to the Consolidated Statement of Operations, for arrangements previously accounted for as operating leases.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Management currently does not expect this to have a material impact on the Company's Consolidated Financial Statements as the Company does not currently hold any equity securities.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

September 30, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,984	$—	$100	$9,884
U.S. government-sponsored residential mortgage-backed securities	74,553	326	426	74,453
U.S. government-sponsored collateralized mortgage obligations	38,346	327	50	38,623
SBA asset-backed securities	43,106	136	80	43,162
Total securities available for sale	$165,989	$789	$656	$166,122

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$18,157	$109	$139	$18,127
U.S. government-sponsored collateralized mortgage obligations	2,155	86	—	2,241
SBA asset-backed securities	2,992	—	8	2,984
Municipal bonds	24,448	1,147	—	25,595
Total securities held to maturity	$47,752	$1,342	$147	$48,947

December 31, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,983	$—	$236	$9,747
U.S. government-sponsored residential mortgage-backed securities	55,730	—	883	54,847
U.S. government-sponsored collateralized mortgage obligations	38,926	339	82	39,183
SBA asset-backed securities	32,852	40	200	32,692
Total securities available for sale	$137,491	$379	$1,401	$136,469

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$20,306	$115	$283	$20,138
U.S. government-sponsored collateralized mortgage obligations	2,528	117	—	2,645
Municipal bonds	25,043	1,146	—	26,189
Total securities held to maturity	$47,877	$1,378	$283	$48,972

Two mortgage-backed securities with a combined fair value of $5.9 million are pledged as collateral for interest rate swap agreements as of September 30, 2017 (see Note 9).  All of the U.S. government-sponsored enterprise obligations, collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the Federal Home Loan Bank (“FHLB”) of Boston as of September 30, 2017 (see Note 6).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2017 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$5,000	$4,967	$4,451	$4,603
Over 10 years	4,984	4,917	19,997	20,992
	9,984	9,884	24,448	25,595

U.S. government-sponsored residential mortgage-backed securities	74,553	74,453	18,157	18,127
U.S. government-sponsored collateralized mortgage obligations	38,346	38,623	2,155	2,241
SBA asset-backed securities	43,106	43,162	2,992	2,984

Total	$165,989	$166,122	$47,752	$48,947

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of five to thirty years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated.  There were no sales or calls of securities during the three months September 30, 2017 or 2016.

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

Sales
Proceeds	$—	$8,735
Gross gains	—	242
Gross losses	—	—

Calls
Proceeds (1)	$400	$15,725
Gross gains	—	41
Gross losses	—	—

(1) September 30, 2017 proceeds from calls consists of one held to maturity security.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at September30, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

September 30, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$100	$9,884	$—	$—
U.S. government-sponsored residential mortgage-backed securities	286	20,278	140	10,922
U.S. government-sponsored collateralized mortgage obligations	50	6,808	—	—
SBA asset-backed securities	80	22,084	—	—
	$516	$59,054	$140	$10,922

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$139	$15,830	$—	$—
SBA asset-backed securities	8	2,984	—	—
	$147	$18,814	$—	$—

December 31, 2016:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$236	$9,747	$—	$—
U.S. government-sponsored residential mortgage-backed securities	712	43,684	171	11,163
U.S. government-sponsored collateralized mortgage obligations	82	7,779	—	—
SBA asset-backed securities	200	26,153	—	—
	$1,230	$87,363	$171	$11,163

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$283	$17,526	$—	$—

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2017, twenty-eight debt securities with an amortized cost of $89.6 million have unrealized losses with aggregate depreciation of 0.90% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at September 30, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

Residential real estate:
One- to four-family	$678,684	$677,946
Second mortgages and equity lines of credit	90,734	92,989
Commercial real estate	623,054	495,801
Construction	76,668	58,443
Total mortgage loans on real estate	1,469,140	1,325,179

Commercial	111,627	100,501

Consumer loans:
Auto	518,759	547,400
Personal	14,948	15,704
Total consumer loans	533,707	563,104

Total loans	2,114,474	1,988,784

Allowance for loan losses	(17,933)	(16,968)
Net deferred loan costs	8,035	9,931

Loans, net	$2,104,576	$1,981,747

During the nine months ended September 30, 2017, the Company sold indirect auto loans of $5.0 million. The loans were classified as loans held for sale at March 31, 2017 and a gain of $78,000 was recorded in the first quarter.  During the nine months ended September 30, 2016, the Company sold $10.0 million of indirect loans and recognized gains of $79,000.  No indirect auto loans were sold during the three months ended September 30, 2017 and 2016.  The unpaid principal balance of indirect auto loans serviced for others was $25.5 million and $31.4 million at September 30, 2017 and December 31, 2016, respectively.

The Company did not sell residential portfolio loans during the three or nine months ended September 30, 2017. The Company sold residential portfolio loans of $29.5 million during the nine months ended September 30, 2016.  Included in mortgage banking income for the nine months ended September 30, 2016 is the related gain on sale of $501,000.  No residential loans were sold from the portfolio during the three months ended September 30, 2016.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At September 30, 2017 and December 31, 2016, the Company was servicing loans for participants aggregating $62.1 million and $45.3 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is the activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at June 30, 2017	$4,434	$7,075	$936	$2,114	$1,033	$1,589	$17,181

Provision (credit) for loan losses	(27)	372	162	346	160	(92)	921
Charge-offs	—	—	—	—	(230)	—	(230)
Recoveries	10	—	—	—	51	—	61
Balance at September 30, 2017	$4,417	$7,447	$1,098	$2,460	$1,014	$1,497	$17,933

Balance at June 30, 2016	$5,619	$5,359	$587	$1,164	$794	$916	$14,439

Provision (credit) for loan losses	(253)	1,156	49	458	237	63	1,710
Charge-offs	(123)	—	—	(22)	(272)	—	(417)
Recoveries	61	—	—	5	34	—	100
Balance at September 30, 2016	$5,304	$6,515	$636	$1,605	$793	$979	$15,832

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(559)	297	174	658	820	266	1,656
Charge-offs	(144)	—	—	(134)	(790)	—	(1,068)
Recoveries	157	—	—	16	204	—	377
Balance at September 30, 2017	$4,417	$7,447	$1,098	$2,460	$1,014	$1,497	$17,933

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(521)	2,150	55	170	537	325	2,716
Charge-offs	(250)	—	—	(27)	(729)	—	(1,006)
Recoveries	259	—	—	8	155	—	422
Balance at September 30, 2016	$5,304	$6,515	$636	$1,605	$793	$979	$15,832

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at September 30, 2017 and December 31, 2016 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

September 30, 2017:
Loans:
Impaired loans	$36,885	$—	$131	$3,885	$—	$—	$40,901
Non-impaired loans	732,533	623,054	76,537	107,742	533,707	—	2,073,573
Total loans	$769,418	$623,054	$76,668	$111,627	$533,707	$—	$2,114,474
Allowance for loan losses:
Impaired loans	$1,286	$—	$—	$906	$—	$—	$2,192
Non-impaired loans	3,131	7,447	1,098	1,554	1,014	1,497	15,741
Total allowance for loan losses	$4,417	$7,447	$1,098	$2,460	$1,014	$1,497	$17,933

December 31, 2016:
Loans:
Impaired loans	$43,012	$—	$134	$2,936	$—	$—	$46,082
Non-impaired loans	727,923	495,801	58,309	97,565	563,104	—	1,942,702
Total loans	$770,935	$495,801	$58,443	$100,501	$563,104	$—	$1,988,784
Allowance for loan losses:
Impaired loans	$1,624	$—	$—	$499	$—	$—	$2,123
Non-impaired loans	3,339	7,150	924	1,421	780	1,231	14,845
Total allowance for loan losses	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at September 30, 2017 and December 31, 2016:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

September 30, 2017
Residential real estate:
One- to four-family	$407	$4,351	$5,404	$10,162	$14,326
Second mortgages and equity lines of credit	347	122	375	844	1,200
Construction	—	—	—	—	131
Commercial	208	—	15	223	3,631
Consumer:
Auto	1,374	318	286	1,978	286
Personal	44	28	29	101	32
Total	$2,380	$4,819	$6,109	$13,308	$19,606

December 31, 2016
Residential real estate:
One- to four-family	$4,955	$1,873	$7,964	$14,792	$16,456
Second mortgages and equity lines of credit	588	190	724	1,502	1,686
Construction	—	—	134	134	134
Commercial	55	—	387	442	2,674
Consumer:
Auto	1,978	297	150	2,425	205
Personal	103	41	23	167	25
Total	$7,679	$2,401	$9,382	$19,462	$21,180

At September 30, 2017 and December 31, 2016, there were no loans past due 90 days or more and still accruing.

The following information pertains to impaired loans:

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$14,316	$15,047	$—	$17,000	$18,031	$—
Construction	131	131	—	134	134	—
Commercial	—	—	—	173	301	—
Total	$14,447	$15,178	$—	$17,307	$18,466	$—

Impaired loans with a valuation allowance:
Residential	$22,569	$27,016	$1,286	$26,012	$27,204	$1,624
Commercial	3,885	3,983	906	2,763	2,763	499
Total	$26,454	$30,999	$2,192	$28,775	$29,967	$2,123

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30,
	2017			2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$38,114	$494	$384	$47,480	$616	$284
Commercial real estate	—	—	—	—	—	—
Construction	131	2	2	134	—	—
Commercial	3,896	5	4	3,033	10	10
Total	$42,141	$501	$390	$50,647	$626	$294

	Nine Months Ended September 30,
	2017			2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$40,087	$1,721	$1,382	$49,517	$2,021	$1,029
Commercial real estate	—	—	—	242	—	—
Construction	132	10	10	135	7	7
Commercial	3,770	62	61	1,779	54	54
Total	$43,989	$1,793	$1,453	$51,673	$2,082	$1,090

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three and nine months ended September 30, 2017 and 2016, not for the time period designated as impaired.  As part of a workout agreement, the Company is committed to advance $165,000 in additional funds on one commercial impaired loan.

The following table sets forth TDRs during the three and nine months ended September 30, 2017 and 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(dollars in thousands)

Three Months Ended September 30, 2017
Residential	1	$54	$54

Nine Months Ended September 30, 2017
Residential	2	$363	$363
Commercial	2	1,578	1,578
	4	$1,941	$1,941
Nine Months Ended September 30, 2016
Residential	2	$196	$232

There were no TDR loan modifications for the three months ended September 30, 2016.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The recorded investment in TDRs was $29.7 million and $31.8 million at September 30, 2017 and 2016, respectively.  Of these loans, $8.1 million and $6.8 million were on non-accrual at September 30, 2017 and 2016, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and nine months ended September 30, 2017, there were no payment defaults on TDRs.  During the nine months ended September 30, 2016, one troubled debt restructuring with a recorded investment of $107,000 defaulted.  During the three months ended September 30, 2016, there were no payment defaults on TDRs.

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

On an annual basis, or more often if needed, the Company formally reviews on a risk adjusted basis, the ratings on all commercial real estate, construction and commercial loans.  Semi-annually, the Company engages an independent third party to review a significant portion of loans within these segments.  Management uses the results of these reviews as part of its annual review process.

On a monthly basis, the Company reviews the residential construction, residential real estate and consumer installment portfolios for credit quality primarily through the use of delinquency reports.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$619,989	$107,196	$63,914	$492,473	$97,566	$43,518
Loans rated 7	—	800	—	—	261	—
Loans rated 8	—	3,591	—	—	2,287	—
Loans rated 9	—	40	—	—	387	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	3,065	—	12,754	3,328	—	14,925
	$623,054	$111,627	$76,668	$495,801	$100,501	$58,443

4.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1.92 billion and $1.85 billion as of September 30, 2017 and December 31, 2016, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At September 30, 2017 and December 31, 2016, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2017	2016
Prepayment speed	10.29%	9.49%
Discount rate	9.26	9.25
Default rate	2.02	1.71

The following summarizes changes to mortgage servicing rights for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

Balance, beginning of period	$20,333	$12,958
Additions from loans sold with servicing retained	2,025	6,676
Changes in fair value due to :
Reductions from loans paid off during the period	(1,138)	(1,229)
Changes in valuation inputs or assumptions	(844)	(2,871)
Balance, end of period	$20,376	$15,534

For the three months ended September 30, 2017 and 2016, contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million and $1.1 million, respectively.  For the nine months ended September 30, 2017 and 2016, contractually specified servicing fees included in other mortgage banking income amounted to $3.9 million and $2.9 million, respectively.

.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

5.DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

NOW and demand deposit accounts	$395,728	$365,869
Regular savings and club accounts	404,465	316,947
Money market deposit accounts	666,613	595,211
Total non-certificate accounts	1,466,806	1,278,027

Term certificate accounts greater than $250,000	91,862	81,064
Term certificate accounts less than or equal to $250,000	371,750	391,617
Brokered deposits	73,127	54,045
Total certificate accounts	536,739	526,726

Total deposits	$2,003,545	$1,804,753

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions.  At September 30, 2017, total reciprocal deposits were $192.6 million.  There were no reciprocal deposits at December 31, 2016.

A summary of certificate accounts by maturity at September 30, 2017 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$369,107	1.10%
Over 1 year to 2 years	108,905	1.44
Over 2 years to 3 years	28,920	1.50
Over 3 years to 4 years	21,736	1.57
Over 4 years to 5 years	8,071	1.41
	$536,739	1.21%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.BORROWED FUNDS

Borrowed funds at September 30, 2017 and December 31, 2016 consist of FHLB advances.  Short-term advances were $10.0 million and $80.0 million with weighted average rates of 1.33% and 0.77% at September 30, 2017 and December 31, 2016, respectively. Long-term advances are summarized by maturity date below.  There were no callable advances at September 30, 2017 or December 31, 2016.

	September 30, 2017		December 31, 2016
		Weighted		Weighted
	Scheduled	Average	Scheduled	Average
	Maturity	Rate	Maturity	Rate
	(dollars in thousands)

Year ending December 31:
2017	$25,000	4.17%	$40,000	4.22%
2018	111,250	1.47	50,000	1.65
2019	60,000	1.66	35,000	1.68
2020	50,000	1.84	50,000	1.84
2021	20,000	1.79	20,000	1.79
2022 and thereafter*	116	2.94	119	2.96
	$266,366	1.86%	$195,119	2.24%

* Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 75% of the carrying value of first mortgage loans on residential property and 94% of the fair value of government-sponsored enterprise and mortgage-backed securities obligations.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 74% of the carrying value of indirect auto loans with principal balance amounting to $156.0 million and $207.9 million, respectively, of which no amount was outstanding at September 30, 2017 and December 31, 2016, respectively.

7.INCOME TAXES

For the three and nine months ended September 30, 2017, the Company recorded an expense of $1.7 million and $5.1 million, respectively, representing an effective tax rate of 37.4% and 36.9%, respectively.  For the three and nine months ended September 30, 2016, the Company recorded an expense of $1.9 million and $1.2 million, respectively, representing an effective tax rate of 34.8% and 28.8%, respectively.  The increase in the effective tax rate in 2017 is due primarily to the increase in nondeductible expense related to the ESOP and decreased tax-advantaged income.

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

The following off-balance sheet financial instruments were outstanding at September 30, 2017 and December 31, 2016.  The contract amounts represent credit risk.

	September 30,	December 31,
	2017	2016
	(in thousands)

Commitments to grant loans	$99,062	$75,914
Unadvanced funds on home equity lines of credit	79,410	82,797
Unadvanced funds on revolving lines of credit	65,676	58,238
Unadvanced funds on construction loans	116,766	49,999

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

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at September 30, 2017 and December 31, 2016.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $5.9 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2).  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

Risk Participation Agreements

The Company has entered into risk participation agreements with the correspondent institutions and shares in any interest rate swap losses incurred as a result of the commercial loan customers’ termination of a loan level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value. The Company’s maximum credit exposure is based on its proportionate share of the settlement amount of the referenced interest rate swap. Settlement amounts are generally calculated based on the fair value of the swap plus outstanding accrued interest receivables from the customer.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

September 30, 2017:
Derivative loan commitments	$122,200	Other assets	$1,583	Other liabilities	$16
Forward loan sale commitments	162,360	Other assets	344	Other liabilities	205
Interest rate swaps	248,887	Other assets	2,483	Other liabilities	2,483
Risk participation agreements	43,037	Other assets	—	Other liabilities	—
Total			$4,410		$2,704

December 31, 2016:
Derivative loan commitments	$87,728	Other assets	$2,231	Other liabilities	$—
Forward loan sale commitments	167,289	Other assets	491	Other liabilities	576
Interest rate swaps	173,477	Other assets	248	Other liabilities	248
Total			$2,970		$824

The following table presents information pertaining to the Company’s derivative instruments in the Consolidated Statements of Operations:

		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2017	2016	2017	2016
		(in thousands)

Derivative loan commitments	Mortgage banking income	$30	$(649)	$430	$2,442
Forward loan sale commitments	Mortgage banking income	(80)	1,205	(870)	(1,218)
Total		$(50)	$556	$(440)	$1,224

10.COMPENSATION AND BENEFIT PLANS

Directors’ Retirement Plan

The Company has elected to freeze the Directors’ Retirement Plan effective December 31, 2017.  The balance of the liability at September 30, 2017 was $1.6 million.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents share information held by the ESOP:

	September 30, 2017	December 31, 2016

Allocated shares	59,359	—
Shares committed to be allocated	44,520	59,359
Unallocated shares	1,083,309	1,127,829
Total shares	1,187,188	1,187,188
Fair value of unallocated shares	$20,377,000	$21,812,000

Total compensation expense recognized in connection with the ESOP was $275,000 and $857,000 for the three and nine months ended September 30, 2017.  Total compensation expense recognized in connection with the ESOP was $409,000 for the three and nine months ended September 30, 2016.

11.STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees. Total shares reserved for issuance under the plan are 2,077,577. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 1,483,984. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 593,593. Options and awards vest ratably over three years. The fair value of shares awarded is based on the market price at the date of grant.

Expense related to options and restricted stock granted to directors is recognized as directors' fees within noninterest expense.

The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other executive officers have previously been disclosed in Securities and Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change in Control; and, that (2) any stock options which vest pursuant to a Change in Control, which is an event described in Section 280G of the Internal Revenue Code of 1986, will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.
•	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.
•	Recognize forfeitures as they occur.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock in 2017:

Date of grant	August 16, 2017
Options granted	1,326,063
Vesting period (years)	3
Expiration date	August 16, 2027
Expected volatility	24%
Expected life (years)	6
Expected dividend yield	—%
Risk free interest rate	1.88%
Fair value per option	$ 5.07

A summary of the status of the Company’s stock option grants for the quarter ended September 30, 2017, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Stock Option	Average	Contractual	Intrinsic
Options	Awards	Exercise Price	Term (years)	Value
Balance at January 1, 2017	—	$—	—	$—
Granted	1,326,063	18.35	9.88	609,989
Balance at September 30, 2017	1,326,063	$18.35	9.88	$609,989
Exercisable at September 30, 2017	—	$—	—	$—
Unrecognized compensation cost	$6,437,000
Weighted average remaining recognition period (years)	2.88

For the quarter ended September 30, 2017, stock-based compensation expense applicable to the stock options was $282,000 and the recognized tax benefit related to this expense was $99,000.  There was no stock-based compensation expense in 2016.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is unearned compensation to be amortized over the applicable vesting period.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested stock awards under the Equity Plan for the quarter ended September 30, 2017:

	Outstanding Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2017	—	$—
Granted	541,415	18.35
Non-vested stock awards at September 30, 2017	541,415	$18.35
Unrecognized compensation cost inclusive of directors' fees	$9,518,000
Weighted average remaining recognition period (years)	2.88

Total expense for the restricted stock awards was $417,000 for the quarter ended September 30, 2017, and the recognized tax benefits related to this expense was $146,000.  There was no expense related to restricted stock awards in 2016.

12.MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

At September 30, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at September 30, 2017 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.25%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2017 and December 31, 2016 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2017
Common equity Tier 1 capital to risk-weighted assets	$327,523	15.5%	$94,890	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	327,523	15.5	126,520	6.0	N/A	N/A
Total capital to risk-weighted assets	345,456	16.4	168,693	8.0	N/A	N/A
Tier 1 capital to average assets	327,523	12.5	104,711	4.0	N/A	N/A

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$317,185	16.2%	$88,320	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	317,185	16.2	117,760	6.0	N/A	N/A
Total capital to risk-weighted assets	334,153	17.0	157,014	8.0	N/A	N/A
Tier 1 capital to average assets	317,185	13.2	95,796	4.0	N/A	N/A

HarborOne Bank
September 30, 2017
Common equity Tier 1 capital to risk-weighted assets	$244,104	11.6%	$94,884	4.5%	$137,055	6.5%
Tier 1 capital to risk-weighted assets	244,104	11.6	126,512	6.0	168,683	8.0
Total capital to risk-weighted assets	262,037	12.4	168,683	8.0	210,853	10.0
Tier 1 capital to average assets	244,104	9.5	102,042	4.0	127,552	5.0

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$234,655	12.0%	$88,201	4.5%	$127,402	6.5%
Tier 1 capital to risk-weighted assets	234,655	12.0	117,602	6.0	156,802	8.0
Total capital to risk-weighted assets	251,623	12.8	156,802	8.0	196,003	10.0
Tier 1 capital to average assets	234,655	9.9	95,178	4.0	118,973	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

13.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)

Securities available for sale:
Net unrealized gain (loss)	$133	$(1,022)
Related tax effect	(46)	357
Net-of-tax amount	87	(665)

Directors' retirement plan:
Prior service cost	(835)	(1,016)
Related tax effect	333	391
Net-of-tax amount	(502)	(625)

Total accumulated other comprehensive loss	$(415)	$(1,290)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016

	Unrealized Gains			Unrealized Gains
	and Losses on	Director's		and Losses on	Director's
	Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(30)	$(538)	$(568)	$1,671	$(660)	$1,011

Other comprehensive income before reclassifications	180	—	180	(504)	—	(504)
Amounts reclassified from accumulated other comprehensive income	—	60	60	—	59	59
Net current period other comprehensive income	180	60	240	(504)	59	(445)

Related tax effect	(63)	(24)	(87)	175	(23)	152

Balance at end of period	$87	$(502)	$(415)	$1,342	$(624)	$718

	Nine Months Ended September 30,
	2017			2016

	Unrealized Gains			Unrealized Gains
	and Losses on	Directors'		and Losses on	Directors'
	Available-for-Sale	Retirement		Available-for-Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(665)	$(625)	$(1,290)	$139	$(731)	$(592)

Other comprehensive income before reclassifications	1,155	—	1,155	2,131	—	2,131
Amounts reclassified from accumulated other comprehensive income	—	181	181	(283)	176	(107)
Net current period other comprehensive income	1,155	181	1,336	1,848	176	2,024

Related tax effect	(403)	(58)	(461)	(645)	(69)	(714)

Balance at end of period	$87	$(502)	$(415)	$1,342	$(624)	$718

14.FAIR VALUE OF ASSETS AND LIABILITIES

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

FHLB stock - The fair value of Federal Home Loan Bank stock is equal to cost based on redemption provisions.

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At September 30, 2017 and December 31, 2016, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2017	2016
	(in thousands)

Loans held for sale, fair value	$96,201	$86,443
Loans held for sale, contractual principal outstanding	92,981	85,024
Fair value less unpaid principal	$3,220	$1,419

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

loan based on the Company’s internal cost analysis that is not observable.   At September 30, 2017 and December 31, 2016, the weighted average pull-through rate for derivative loan commitments was 87% and 86%, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

September 30, 2017
Assets

Securities available for sale	$—	$166,122	$—	$166,122
Loans held for sale	—	96,201	—	96,201
Mortgage servicing rights	—	20,376	—	20,376
Derivative loan commitments	—	—	1,583	1,583
Forward loan sale commitments	—	—	344	344
Interest rate swaps	—	2,483	—	2,483
	$—	$285,182	$1,927	$287,109
Liabilities

Derivative loan commitments	$—	$—	$16	$16
Forward loan sale commitments	—	—	205	205
Interest rate swaps	—	2,483	—	2,483
	$—	$2,483	$221	$2,704

December 31, 2016
Assets

Securities available for sale	$—	$136,469	$—	$136,469
Loans held for sale	—	86,443	—	86,443
Mortgage servicing rights	—	20,333	—	20,333
Derivative loan commitments	—	—	2,231	2,231
Forward loan sale commitments	—	—	491	491
Interest rate swaps	—	248	—	248
	$—	$243,493	$2,722	$246,215
Liabilities

Forward loan sale commitments	$—	$—	$576	$576
Interest rate swaps	—	248	—	248
	$—	$248	$576	$824

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and nine months ended September 30, 2017 and 2016, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,994	$4,381	$2,722	$1,661

Total gains (losses) included in net income (1)	(67)	(622)	(795)	2,098

Balance at end of period	$1,927	$3,759	$1,927	$3,759

Changes in unrealized gains relating to instruments at period end	$1,927	$3,759	$1,927	$3,759

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(238)	$(2,141)	$(576)	$(89)

Total gains (losses) included in net income (1)	17	1,178	355	(874)

Balance at end of period	$(221)	$(963)	$(221)	$(963)

Changes in unrealized losses relating to instruments at period end	$(221)	$(963)	$(221)	$(963)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$3,490	$—	$—	$2,548
Other real estate owned and repossessed assets	—	—	1,021	—	—	1,767
	$—	$—	$4,511	$—	$—	$4,315

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2017 and December 31, 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Impaired loans	$444	$492	$525	$821
Other real estate owned and repossessed assets	11	78	58	238
	$455	$570	$583	$1,059

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Losses applicable to write-downs of impaired loans and other real estate owned and repossessed assets are based on the appraised value of the underlying collateral less estimated costs to sell.  The losses on impaired loans are not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for loan losses.  The losses on other real estate owned and repossessed assets represent adjustments in valuation recorded during the time period indicated and not for losses incurred on sales.  Appraised values are typically based on a blend of (a) an income approach using observable cash flows to measure fair value, and (b) a market approach using observable market comparables.  These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from time of valuation.

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

	September 30, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$94,805	$94,805	$—	$—	$94,805
Securities available for sale	166,122	—	166,122	—	166,122
Securities held to maturity	47,752	—	48,947	—	48,947
Federal Home Loan Bank stock	16,356	—	—	16,356	16,356
Loans held for sale	96,201	—	96,201	—	96,201
Loans, net	2,104,576	—	—	2,123,695	2,123,695
Retirement plan annuities	12,381	—	—	12,381	12,381
Mortgage servicing rights	20,376	—	20,376	—	20,376
Accrued interest receivable	5,959	—	5,959	—	5,959

Financial liabilities:
Deposits	2,003,545	—	—	2,002,218	2,002,218
Borrowed funds	276,366	—	276,531	—	276,531
Mortgagors' escrow accounts	5,530	—	—	5,530	5,530
Accrued interest payable	554	—	554	—	554

Derivative loan commitments:
Assets	1,583	—	—	1,583	1,583
Liabilities	16	—	—	16	16

Interest rate swap agreements:
Assets	2,483	—	2,483	—	2,483
Liabilities	2,483	—	2,483	—	2,483

Forward loan sale commitments:
Assets	344	—	—	344	344
Liabilities	205	—	—	205	205

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$50,215	$50,215	$—	$—	$50,215
Securities available for sale	136,469	—	136,469	—	136,469
Securities held to maturity	47,877	—	48,972	—	48,972
Federal Home Loan Bank stock	15,749	—	—	15,749	15,749
Mortgage loans held for sale	86,443	—	86,443	—	86,443
Loans, net	1,981,747	—	—	2,007,394	2,007,394
Retirement plan annuities	12,044	—	—	12,044	12,044
Mortgage servicing rights	20,333	—	20,333	—	20,333
Accrued interest receivable	5,603	—	5,603	—	5,603

Financial liabilities:
Deposits	1,804,753	—	—	1,806,926	1,806,926
Borrowed funds	275,119	—	276,741	—	276,741
Mortgagors' escrow accounts	5,034	—	—	5,034	5,034
Accrued interest payable	545	—	545	—	545

Derivative loan commitments:
Assets	2,231	—	—	2,231	2,231

Interest rate swap agreements:
Assets	248	—	248	—	248
Liabilities	248	—	248	—	248

Forward loan sale commitments:
Assets	491	—	—	491	491
Liabilities	576	—	—	576	576

15.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unvested restricted shares are participating securities and included in the computation of basic earnings per share.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30,
	2017	2016

Net income applicable to common stock (in thousands)	$2,838	$3,552

Average number of common shares outstanding	32,391,588	32,120,880
Less: Average unallocated ESOP shares	(1,088,307)	(1,177,072)
Average number of common shares outstanding used to calculate basic earnings per common share	31,303,281	30,943,808
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,303,281	30,943,808

Earnings per common share:
Basic	$0.09	$0.11
Diluted	$0.09	$0.11

Nine Months Ended
September 30, 2017

Net income applicable to common stock (in thousands)	$8,786

Average number of common shares outstanding	32,212,107
Less: Average unallocated ESOP shares	(1,103,003)
Average number of common shares outstanding used to calculate basic earnings per common share	31,109,104
Common stock equivalents	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,109,104

Earnings per common share:
Basic	$0.28
Diluted	$0.28

Stock options for 1,326,063 shares of common stock for the three and nine month periods ended September 30, 2017 were not considered in computing diluted earnings per share because they were antidilutive.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

16.SEGMENT REPORTING

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2017 and 2016 and for the three and nine months then ended is presented in the tables below.  Merrimack Mortgage was acquired in July 2015.

	Three Months Ended September 30, 2017
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$18,731	$487	$51	$—	$19,269
Provision for loan losses	921	—	—	—	921
Net interest income, after provision for loan losses	17,810	487	51	—	18,348
Mortgage banking income:
Changes in mortgage servicing rights fair value	(170)	(318)	—	—	(488)
Other	834	10,237	—	—	11,071
Total mortgage banking income	664	9,919	—	—	10,583
Other noninterest income	4,034	10	—	—	4,044
Total noninterest income	4,698	9,929	—	—	14,627
Noninterest expense	18,716	9,457	265	—	28,438
Income (loss) before income taxes	3,792	959	(214)	—	4,537
Provision (benefit) for income taxes	1,393	392	(86)	—	1,699
Net income (loss)	$2,399	$567	$(128)	$—	$2,838

	Nine Months Ended September 30, 2017
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$53,573	$1,251	$92	$—	$54,916
Provision for loan losses	1,656	—	—	—	1,656
Net interest income, after provision for loan losses	51,917	1,251	92	—	53,260
Mortgage banking income:
Changes in mortgage servicing rights fair value	(723)	(1,259)	—	—	(1,982)
Other	2,476	27,641	—	—	30,117
Total mortgage banking income	1,753	26,382	—	—	28,135
Other noninterest income	12,226	19	—	—	12,245
Total noninterest income	13,979	26,401	—	—	40,380
Noninterest expense	53,931	25,420	370	—	79,721
Income (loss) before income taxes	11,965	2,232	(278)	—	13,919
Provision (benefit) for income taxes	4,342	902	(111)	—	5,133
Net income (loss)	$7,623	$1,330	$(167)	$—	$8,786

Total assets at period end	$2,591,620	$133,534	$340,930	$(406,625)	$2,659,459
Goodwill at period end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2016
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$15,302	$600	$—	$—	$15,902
Provision for loan losses	1,710	—	—	—	1,710
Net interest income, after provision for loan losses	13,592	600	—	—	14,192
Mortgage banking income:
Changes in mortgage servicing rights fair value	155	196	—	—	351
Other	1,336	15,177	—	—	16,513
Total mortgage banking income	1,491	15,373	—	—	16,864
Other noninterest income	3,996	9	—	—	4,005
Total noninterest income	5,487	15,382	—	—	20,869
Noninterest expense	16,594	12,937	78	—	29,609
Income (loss) before income taxes	2,485	3,045	(78)	—	5,452
Provision (benefit) for income taxes	739	1,219	(58)	—	1,900
Net income (loss)	$1,746	$1,826	$(20)	$—	$3,552

	Nine Months Ended September 30, 2016

	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$43,078	$1,362	$—	$—	$44,440
Provision for loan losses	2,716	—	—	—	2,716
Net interest income, after provision for loan losses	40,362	1,362	—	—	41,724
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,227)	(2,873)	—	—	(4,100)
Other	3,607	36,118	—	—	39,725
Total mortgage banking income	2,380	33,245	—	—	35,625
Other noninterest income	12,189	5	—	—	12,194
Total noninterest income	14,569	33,250	—	—	47,819
Noninterest expense	50,173	30,264	4,898	—	85,335
Income (loss) before income taxes	4,758	4,348	(4,898)	—	4,208
Provision (benefit) for income taxes	1,456	1,740	(1,983)	—	1,213
Net income (loss)	$3,302	$2,608	$(2,915)	$—	$2,995

Total assets at period end	$2,340,199	$140,152	$325,915	$(459,133)	$2,347,133
Goodwill at period end	$3,186	$10,179	$—	$—	$13,365

17.SUBSEQUENT EVENTS

On October 27, 2017, the Company announced that its Board of Directors has adopted a share repurchase program.  Under the share repurchase program, the Company may repurchase up to 1,633,115 shares of its common stock, or approximately 5% of its current issued and outstanding shares.  On October 12, 2017, the earn-out agreement with Merrimack Mortgage was negotiated and settled in full.  The excess of the recorded contingent consideration liability in the amount of $1.2 million was reversed through earnings.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September  30, 2017, and our results of operations for the three and nine months ended September  30, 2017 and 2016. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission, adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud and natural disasters; changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets.    Total assets increased $211.1 million, or 8.62%, to $2.66 billion at September 30, 2017 from $2.45 billion at December 31, 2016 primarily due to the continued execution of our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents increased $44.6 million to $94.8 million at September 30, 2017 from $50.2 million at December 31, 2016. The increase was primarily due to HarborOne Bancorp, Inc.’s participation in the Bank’s reciprocal deposit program that was established in June of 2017. Through the program, the Company’s $68.5 million deposit at the Bank was converted to multiple deposits at other financial institutions which are not eliminated in consolidation.

Loans Held for Sale.    Loans held for sale at September 30, 2017 were $96.2 million, an increase of $9.8 million from $86.4 million at December 31, 2016 due to the seasonal increase in residential mortgage originations. Of the loans held for sale at September 30, 2017, $92.3 million were originated by Merrimack Mortgage and $3.9 million were originated by the Bank.

Loans, net.    At September 30, 2017, net loans were $2.1 billion, an increase of $122.8 million, or 6.20%, from $1.98 billion at December 31, 2016, primarily due to an increase in the Bank’s commercial real estate, construction and commercial loan originations, partially offset by a decrease in consumer loans. Total commercial real estate and commercial loans at September 30, 2017 were $734.7 million, an increase of $138.4 million, or 23.21%, from $596.3 million at December 31, 2016, reflecting the execution of our business strategy to increase commercial lending. Construction loans increased $18.2 million, or 31.18%, in the same period, primarily due to commercial construction loan advances and originations. Consumer loans decreased $29.4 million, or 5.22%, partially the result of a $5.0 million indirect auto loan sale. Our residential portfolio decreased by $1.5 million, or 0.20%. The allowance for loan losses was $17.9 million at September 30, 2017 and $17.0 million December 31, 2016.

The following table provides the composition of our loan portfolio at the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$678,684	32.1%	$677,946	34.1%
Second mortgages and equity lines of credit	90,734	4.3	92,989	4.7
Commercial real estate	623,054	29.5	495,801	24.9
Construction	76,668	3.6	58,443	2.9
Total real estate	1,469,140	69.5	1,325,179	66.6
Commercial	111,627	5.3	100,501	5.1
Consumer:
Auto	518,759	24.5	547,400	27.5
Personal	14,948	0.7	15,704	0.8
Total consumer	533,707	25.2	563,104	28.3
Total loans	2,114,474	100.0%	1,988,784	100.0%
Allowance for loan losses	(17,933)		(16,968)
Net deferred loan origination costs	8,035		9,931
Loans, net	$2,104,576		$1,981,747

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at September 30, 2017 were $213.9 million, an increase of $29.5 million, or 16.02%, from December 31, 2016. There were no sales of securities in the third quarter of 2017.  Proceeds from calls of securities amounted to $400,000 in the nine months ended September 30, 2017.  The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$9,984	$9,884	$9,983	$9,747
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	112,899	113,076	94,656	94,030
SBA asset-backed securities	43,106	43,162	32,852	32,692
Total securities available for sale	$165,989	$166,122	$137,491	$136,469

Securities held to maturity:
Debt securities:
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	$20,312	$20,368	$22,834	$22,783
SBA asset-backed securities	2,992	2,984	—	—
Other bonds and obligations:
State and political subdivisions	24,448	25,595	25,043	26,189
Total securities held to maturity	$47,752	$48,947	$47,877	$48,972

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2017, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.92 billion. Total mortgage servicing rights were $20.4 million at September 30, 2017 and December 31, 2016.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)

Balance, beginning of period	$20,313	$12,688	$20,333	$12,958
Additions from loans sold with servicing retained	551	2,495	2,025	6,676
Changes in fair value due to :
Reductions from loans paid off during the period	(415)	(563)	(1,138)	(1,229)
Changes in valuation inputs or assumptions	(73)	914	(844)	(2,871)
Balance, end of period	$20,376	$15,534	$20,376	$15,534

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Prepayment speed	10.29%	9.49%
Discount rate	9.26	9.25
Default rate	2.02	1.71

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

Deposits.    Deposits increased $198.8 million, or 11.01%, to $2.00 billion at September 30, 2017 from $1.80 billion at December 31, 2016. The growth in deposits was driven by an increase of $29.9 million in checking account deposits, $87.5 million in savings account deposits, $71.4 million in money market deposits and $19.1 million in brokered deposits partially offset by a decline in certificates of deposit of $9.1 million.  Included in deposits are $192.6 million in reciprocal deposit relationships, $102.3 million in money markets, $80.3 million in savings deposits, including the Company’s $68.5 million deposit, and $10.0 million in certificates of deposit. The reciprocal deposit program was established in June 2017 and provides access to FDIC insured deposit products in aggregate amounts exceeding the current insurance limits for depositors. Retail growth provided the checking account increase, $41.5 million of the money market increase and $7.1 million of the savings account increase. The decrease in certificates of deposits was due to a $19.6 million decrease in institutional deposits partially offset by the $10.0 million increase in reciprocal accounts. The overall municipal balances increased $42.9 million from December 31, 2016, $29.9 million in money market accounts, $11.9 million in savings accounts and $1.1 million in certificates of deposits.

Borrowings.   Total borrowings from the FHLB decreased $1.3 million, or 0.45%, to $276.4 million at September 30, 2017 from $275.1 million at December 31, 2016.

Stockholders’ equity.    Total stockholders’ equity was $340.6 million at September30, 2017 compared to $329.4 million at December 31, 2016, an increase of 3.41%. The increase from December 31, 2016 is primarily due to net income, share-based compensation and allocated ESOP shares.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Overview.   Consolidated net income for the three and nine months ended September 30, 2017 was $2.8 million and $8.8 million, respectively, compared to net income of $3.6 million and $3.0 million for the three and nine months ended September 30, 2016. The 2016 results include a one-time, pre-tax contribution of $4.8 million to establish the Foundation. Excluding the contribution expense, net income would have been $5.9 million for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost (6)
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,190,303	$21,786	3.95%	$1,983,249	$18,010	3.61%
Investment securities (2)	206,761	1,409	2.70	166,816	1,065	2.54
Other interest-earning assets	102,589	294	1.14	18,030	164	3.62
Total interest-earning assets	2,499,653	23,489	3.73	2,168,095	19,239	3.53
Noninterest-earning assets	128,966			130,498
Total assets	$2,628,619			$2,298,593
Interest-bearing liabilities:
Savings accounts	$402,470	195	0.19	$319,202	139	0.17
NOW accounts	125,636	20	0.06	120,704	19	0.06
Money market accounts	646,873	970	0.59	612,761	685	0.44
Certificates of deposit	463,077	1,382	1.18	434,519	1,246	1.14
Brokered deposits	82,976	245	1.17	549	3	2.17
Total interest-bearing deposits	1,721,032	2,812	0.65	1,487,735	2,092	0.56
FHLB advances	287,858	1,333	1.84	232,587	1,168	2.00
Total interest-bearing liabilities	2,008,890	4,145	0.82	1,720,322	3,260	0.75
Noninterest-bearing liabilities:
Noninterest-bearing deposits	251,579			217,930
Other noninterest-bearing liabilities	30,815			32,888
Total liabilities	2,291,284			1,971,140
Total equity	337,335			327,453
Total liabilities and equity	$2,628,619			$2,298,593
Tax equivalent net interest income		19,344			15,979
Tax equivalent interest rate spread (3)			2.91%			2.78%
Less: tax equivalent adjustment		75			77
Net interest income as reported		$19,269			$15,902
Net interest-earning assets (4)	$490,763			$447,773
Net interest margin (5)			3.06%			2.92%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis			3.07%			2.93%
Ratio of interest-earning assets to interest-bearing liabilities	124.43%			126.03%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments for the quarters presented were 2.56% and 2.36%, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2017			2016
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost (6)
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,144,071	$61,727	3.85%	$1,889,578	$50,987	3.60%
Investment securities (2)	204,693	4,109	2.68	174,692	3,344	2.56
Other interest-earning assets	79,354	866	1.46	48,977	610	1.65
Total interest-earning assets	2,428,118	66,702	3.67	2,113,247	54,941	3.47
Noninterest-earning assets	132,054			127,996
Total assets	$2,560,172			$2,241,243
Interest-bearing liabilities:
Savings accounts	$360,660	497	0.18	$312,672	407	0.17
NOW accounts	125,902	59	0.06	119,495	56	0.06
Money market accounts	642,764	2,544	0.53	628,669	2,112	0.45
Certificates of deposit	467,342	4,101	1.17	446,624	3,849	1.15
Brokered deposits	75,140	610	1.08	184	3	2.18
Total interest-bearing deposits	1,671,808	7,811	0.62	1,507,644	6,427	0.57
FHLB advances	278,181	3,748	1.80	245,693	3,840	2.09
Total interest-bearing liabilities	1,949,989	11,559	0.79	1,753,337	10,267	0.78
Noninterest-bearing liabilities:
Noninterest-bearing deposits	246,512			218,960
Other noninterest-bearing liabilities	29,750			29,451
Total liabilities	2,226,251			2,001,748
Total equity	333,921			239,495
Total liabilities and equity	$2,560,172			$2,241,243
Tax equivalent net interest income		55,143			44,674
Tax equivalent interest rate spread (3)			2.88%			2.69%
Less: tax equivalent adjustment		227			234
Net interest income as reported		$54,916			$44,440
Net interest-earning assets (4)	$478,129			$359,910
Net interest margin (5)			3.02%			2.81%
Tax equivalent effect			0.02			0.01
Net interest margin on a fully tax equivalent basis			3.04%			2.82%
Ratio of interest-earning assets to interest-bearing liabilities	124.52%			120.53%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale, securities held to maturity and FHLB stock.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments was 2.54% and 2.38% for the six months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 v. 2016			2017 v. 2016
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$1,736	$2,040	$3,776	$6,621	$4,119	$10,740
Investment securities	237	107	344	556	209	765
Other interest-earning assets	309	(179)	130	339	(83)	256
Total interest-earning assets	2,282	1,968	4,250	7,516	4,245	11,761
Interest-bearing liabilities:
Savings accounts	32	24	56	61	29	90
NOW accounts	1	—	1	3	—	3
Money market accounts	36	249	285	46	386	432
Certificates of deposit	76	60	136	178	74	252
Brokered deposit	243	(1)	242	610	(3)	607
Total interest-bearing deposits	388	332	720	898	486	1,384
FHLB advances	263	(98)	165	473	(565)	(92)
Total interest-bearing liabilities	651	234	885	1,371	(79)	1,292
Change in net interest income	$1,631	$1,734	$3,365	$6,145	$4,324	$10,469

Interest and Dividend Income.    Interest and dividend income increased $4.3 million, or 22.19%, to $23.4 million for the three months ended September 30, 2017, compared to $19.2 million for the three months ended September 30, 2016. The increase was primarily due to a $3.8 million, or 20.97%, increase in interest on loans and loans held for sale to $21.8 million for the three months ended September 30, 2017 from $18.0 million for the three months ended September 30, 2016. Included in interest on loans and loans held for sale was a $680,000 commercial loan prepayment penalty, while there were no such penalties collected in the prior year quarter. Additionally, the increase in loan interest income was attributable to a 10.44% increase in average loans outstanding as well as the shift in mix to higher

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

yielding commercial loans. The average yield on loans and loans held for sale increased 34 basis points, excluding the prepayment penalty there would have been a 17 basis point increase in the average quarterly yield. Interest and dividend income on securities increased by $346,000, or 35.02%, from $988,000 for the three months ended September 30, 2016 to $1.3 million for the three months ended September 30, 2017.

Compared to the first nine months of 2016, interest and dividend income increased $11.8 million, or 21.51% reflecting similar trends in the quarter over quarter results. Average loans and loans held for sale increased $254.5 million, or 13.47% coupled with a 25 basis point increase in yield resulting in a $10.7 million increase in interest on loans and loans held for sale. Excluding the prepayment penalty there would have been a 20 basis point increase in the average yield.

Interest Expense.    Interest expense increased $885,000, or 27.15%, to $4.1 million for the three months ended September 30, 2017 from $3.3 million for the three months ended September 30, 2016. The increase resulted from a $720,000 increase in interest expense on deposits and a $165,000 increase in interest expense on borrowings. The increase in interest expense on deposits resulted from a 15.68% increase in average balances and a 9 basis point increase in the cost of deposits. Components of the increase included $83.0 million in average brokered deposits at a cost of 1.17% in the third quarter of 2017 whereas average brokered deposit were $549,000 at a cost of 2.17% in the third quarter of 2016. Average money market deposits increased by $34.1 million, or 5.57% and the cost of money market deposits was 0.59% for the for the third quarter of 2017 compared to 0.44% for the 2016 quarterly period.  The cost of certificates of deposit increased 4 basis point to 1.18% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and the average balance increased 6.57%. The cost of savings accounts increased 2 basis points to 0.19% and the average balance increased 26.09% for the three months ended September 30, 2017 as compared to the 2016 quarter. The cost of NOW accounts was 0.06% for both periods and the average balance increased 4.09% in the three months ended September 30, 2017 compared to the same period in 2016.  The increase in interest expense on borrowings reflects the 23.73% increase in average balance partially offset by the decrease in cost to 1.84% from 2.00% when comparing the three months ended September 30, 2017 and 2016.

Compared to the first nine months of 2016, interest expense increased $1.3 million, or 12.58% to $11.6 million from $10.3 million reflecting the quarter over quarter trend of increasing deposit average balances. Average interest bearing deposits increased $164.2 million, or 10.89% and the cost of funds increased 5 basis points year over year. The increase in interest expense on borrowings is due to the average balance increase of $32.5 million, or 13.22% partially offset by a  29 basis point decrease in the cost of borrowed funds.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $3.4 million, or 21.06%, to $19.3 million for the three months ended September 30, 2017 from $16.0 million for the three months ended September 30, 2016. Growth in higher yielding commercial loans was primarily funded with deposit growth. The tax equivalent net interest spread increased 13 basis points to 2.91% for the three months ended September 30, 2017 from 2.78% for the three months ended September 30, 2016, and net interest margin on a tax equivalent basis rose by 14 basis points to 3.07% for the three months ended September 30, 2017 from 2.93% for the three months ended September 30, 2016. Excluding the commercial prepayment penalty, the net interest spread and yield for the three months ended September 30, 2017 would have been 2.80% and 2.96%, respectively.

Compared to the first nine months of 2016, net interest and dividend income increased $10.2 million, or 22.92% to $54.9 million from $44.4 million.  The tax equivalent net interest spread increased 19 basis points to 2.88% for the nine months ended September 30, 2017 from 2.69% for the nine months ended September 30, 2016, and net interest margin on a tax equivalent basis also rose by 22 basis points to 3.04% for the nine months ended September 30, 2017 from 2.82% for the nine months ended September 30, 2016. Excluding the commercial prepayment penalty the net interest spread and yield for the nine months ended September 30, 2017 would have been 2.85% and 3.00%, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for HarborOne Bank (excluding Merrimack Mortgage) for the three and nine months ended September 30, 2017 and 2016, the increase or decrease in those results, and the results of operations for Merrimack Mortgage for the three and nine months ended September 30, 2017 and 2016. Revenue and expenses for the holding company are minor and not reflected in the below tables.

	HarborOne Bank				Merrimack Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$18,731	$15,302	$3,429	22.4%	$487	$600	$(113)	(18.8)%
Provision for loan losses	921	1,710	(789)	(46.1)	—	—	—	—
Net interest income, after provision for loan losses	17,810	13,592	4,218	31.0	487	600	(113)	(18.8)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(170)	155	(325)	(209.7)	(318)	196	(514)	(262.2)
Other	834	1,336	(502)	(37.6)	10,237	15,177	(4,940)	(32.5)
Total mortgage banking income	664	1,491	(827)	(55.5)	9,919	15,373	(5,454)	(35.5)
Other noninterest income	4,034	3,996	38	1.0	10	9	1	11.1
Total noninterest income	4,698	5,487	(789)	(14.4)	9,929	15,382	(5,453)	(35.5)
Noninterest expense	18,716	16,594	2,122	12.8	9,457	12,937	(3,480)	(26.9)
Income before income taxes	3,792	2,485	1,307	52.6	959	3,045	(2,086)	(68.5)
Provision for income taxes	1,393	739	654	88.5	392	1,219	(827)	(67.8)
Net income	$2,399	$1,746	$653	37.4%	$567	$1,826	$(1,259)	(68.9)%

	HarborOne Bank				Merrimack Mortgage
	Nine Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$53,573	$43,078	$10,495	24.4%	$1,251	$1,362	$(111)	(8.1)%
Provision for loan losses	1,656	2,716	(1,060)	(39.0)	—	—	—	—
Net interest income, after provision for loan losses	51,917	40,362	11,555	28.6	1,251	1,362	(111)	(8.1)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(723)	(1,227)	504	41.1	(1,259)	(2,873)	1,614	56.2
Other	2,476	3,607	(1,131)	(31.4)	27,641	36,118	(8,477)	(23.5)
Total mortgage banking income	1,753	2,380	(627)	(26.3)	26,382	33,245	(6,863)	(20.6)
Other noninterest income	12,226	12,189	37	0.3	19	5	14	280.0
Total noninterest income	13,979	14,569	(590)	(4.0)	26,401	33,250	(6,849)	(20.6)
Noninterest expense	53,931	50,173	3,758	7.5	25,420	30,264	(4,844)	(16.0)
Income before income taxes	11,965	4,758	7,207	151.5	2,232	4,348	(2,116)	(48.7)
Provision for income taxes	4,342	1,456	2,886	198.2	902	1,740	(838)	(48.2)
Net income	$7,623	$3,302	$4,321	130.9%	$1,330	$2,608	$(1,278)	(49.0)%

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Net Income.    The Bank’s net income increased by $653,000 to $2.4 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016 and, pre-tax income was $3.8

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

million for the three months ended September 30, 2017, a $1.3 million increase from the three months ended September 30, 2016. The increases in pre-tax income reflects a $2.8 million increase in net interest income and a $789,000 decrease in the provision for loan losses, partially offset by a $109,000 decrease in noninterest income and a $2.1 million increase in noninterest expense.  The provision for income taxes increased $654,000 offsetting the pre-tax income increase for the quarter.

Compared to the first nine months of 2016, the Bank’s net income for the nine months ended September 30, 2017 increased $4.3 million to $7.6 million from $3.3 million. The increase in net income reflects an increase of $9.8 million of net interest and dividend income, a decrease of $1.1 million in provision for loan losses and an increase of $90,000 in noninterest income, partially offset by increases of $3.8 million in noninterest expense and $2.9 million in provision for income taxes.

Provision for Loan Losses.    The Bank recorded a provision for loan losses of $921,000 and $1.7 million for the three and nine months ended September 30, 2017, respectively, and $1.7 million and $2.7 million for the three and nine months ended September 30, 2016. The provision reflects the continued growth in commercial loans and general reserve adjustments based on peer data utilized for commercial real estate and commercial loans. Annually, in the first quarter, the Bank adjusts general reserve allocations for commercial real estate and commercial loans based on updated peer data. The 2017 updated peer data resulted in lower general reserve rates and reserves on these loan types and therefore, despite loan growth, the allowance for loan losses attributable to commercial real estate and commercial loans decreased in the first quarter of 2017. Similarly, in 2016 improved peer data resulted in lower general reserve rates and reserves on commercial real estate and commercial loans.  Net charge-offs were $169,000 and $691,000 for the three and nine months ended September 30, 2017, respectively,  compared to $317,000 and $584,000 for the same periods in 2016 and  credit quality improved as nonaccrual loans declined to $19.6 million at September 30, 2017 from $24.0 million at September 30, 2016.

Noninterest Income.    Total noninterest income decreased to $4.7 million for the three months ended September 30, 2017 compared to $5.5 million for the prior year period. Income from mortgage banking operations decreased $827,000, or 55.47%, to $664,000 for the three months ended September 30, 2017 compared to $1.5 million for the three months ended September 30, 2016. Other mortgage banking income decreased $502,000 compared to the three months ended September 30, 2016 primarily a result of lower residential real estate loan sale volume in 2017 as compared to 2016. The fair value adjustment of mortgage servicing rights was a $170,000 loss in 2017 compared to a gain of $155,000 during the three months ended September 30, 2016, driven by the market rate changes during the periods. Other noninterest income was flat at $4.0 million for the three months ended September 30, 2017 and September 30, 2016.

Compared to the first nine months of 2016, total noninterest income for the nine months ended September 30, 2017 decreased $590,000, or 4.05%, to $14.0 million from $14.6 million. Total mortgage banking income decreased $627,000 as other mortgage banking income decreased of $1.1 million partially offset by the $504,000 decrease in the fair value loss on the mortgage servicing rights. The low rate environment of 2016 negatively impacted servicing rights values and positively impacted mortgage loan origination volumes. Other noninterest income was flat at $12.2 million for the nine months ended September 30, 2017 and 2016.

Noninterest Expense.    Noninterest expense increased $2.1 million, or 12.79%, to $18.7 million for the three months ended September 30, 2017 from $16.6 million for the three months ended September 30, 2016. The increase in noninterest expense included increased compensation and benefit expense of $973,000, marketing expenses increase of $578,000, professional fee increase of $359,000 and occupancy and equipment expense increase of $268,000. The increase in compensation and benefits expense is due to annual salary increases, staff additions to the commercial loan area, and equity awards expense of $498,000.  The equity awards were granted in the third quarter of 2017. The increase in professional fees primarily reflects expenses related to tax and other consulting.

Compared to the first nine months of 2016, noninterest expense for the nine months ended September 30, 2017 increased $3.8 million, or 7.49% to $53.9 million from $50.2 million. The components of the year-to-date increase include increased salaries and benefit costs of $1.6 million, primarily due to ESOP expense of $716,000 and equity awards expense

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

of $498,000, increased professional fees of $968,000 primarily related to tax and other consulting, increased occupancy and equipment expense of $576,000 and increased marketing expense of $912,000.

Income Tax Provision.    Provision for income taxes for the three and nine months ended September 30, 2017 was $1.4 million and $4.3 million, respectively, compared to $739,000 and $1.5 million for the three and nine months ended September 30, 2016, respectively. The increased provision for income taxes was mainly due to increase in pre-tax earnings of $1.3 million and $7.2 million for the three and nine months ended September 30, 2017 and an increase in the effective rate. The increase in the effective tax rate in 2017 is due primarily to the increase in nondeductible expense related to the ESOP and decreased tax-advantaged income.

Merrimack Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Net Income.   Merrimack Mortgage recorded net income of $567,000 and $1.3 million for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, net income was $1.8 million and $2.6 million, respectively. The Merrimack Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    During the three and nine months ended September 30, 2017, noninterest income totaled $9.9 million and $26.4 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	September 30,
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(in thousands)

Gain on sale of mortgage loans	$8,311	$13,050	$22,349	$31,403
Processing, underwriting and closing fees	1,019	1,429	2,618	3,349
Secondary market loan servicing fees, net of guarantee fees	907	698	2,674	1,366
Changes in mortgage servicing rights, fair value	(318)	196	(1,259)	(2,873)
Total mortgage banking income	$9,919	$15,373	$26,382	$33,245

Originated mortgage servicing rights included in gain on sale of mortgage loans	$396	$1,580	$2,292	$5,887

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

For the three and nine months ended September 30, 2017, Merrimack Mortgage originated $296.8 million and $764.7 million, respectively, of residential mortgages.  For the three and nine months ended September 30, 2016, Merrimack Mortgage originated $422.4 and $992.7 million, respectively, of residential mortgages. The decrease is due primarily to higher mortgage rates in 2017.  The following tables provide additional loan production detail:

	Three Months Ended September 30,
	2017		2016
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$236,644	79.7%	$339,136	80.3%
Third Party	60,188	20.3	83,249	19.7
Total	$296,832	100.0%	$422,385	100.0%

Product Type
Conventional	$176,369	59.4%	$281,108	66.6%
Government	96,437	32.5	120,991	28.6
State Housing Agency	685	0.2	17,754	4.2
Jumbo	22,976	7.8	2,532	0.6
Seconds	365	0.1	—	—
Total	$296,832	100.0%	$422,385	100.0%

Purpose
Purchase	$241,689	81.4%	$279,641	66.2%
Refinance	55,143	18.6	142,744	33.8
Total	$296,832	100.0%	$422,385	100.0%

	Nine Months Ended September 30,
	2017		2016
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$606,473	79.3%	$779,768	78.5%
Third Party	158,191	20.7	212,965	21.5
Total	$764,664	100.0%	$992,733	100.0%

Product Type
Conventional	$443,012	57.9%	$634,299	63.9%
Government	250,628	32.8	305,728	30.8
State Housing Agency	20,240	2.7	43,369	4.3
Jumbo	50,038	6.5	8,618	0.9
Seconds	746	0.1	719	0.1
Total	$764,664	100.0%	$992,733	100.0%

Purpose
Purchase	$610,898	79.9%	$664,172	66.9%
Refinance	153,766	20.1	328,561	33.1
Total	$764,664	100.0%	$992,733	100.0%

During the three and nine months ended September 30, 2017, Merrimack Mortgage sold loans to Freddie Mac, Fannie Mae and Ginnie Mae in the amounts of $43.1 million and $169.9 million, respectively, and recorded an average originated mortgage servicing right gain of 0.92% and 0.93%, respectively, of the underlying mortgage amount.  For the

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

three and nine months ended September 30, 2016, there were $239.0 million and $581.4 million, respectively, of agency loan sales at an average originated mortgage servicing right gain of 1.01%. The decrease in pricing of the mortgage servicing rights resulted in the decrease agency sales.

For the three and nine months ended September 30, 2017 processing, underwriting, and closing fees amounted to  $1.0 million and $2.6 million, respectively, as compared to $2.2 million and $5.1 million for the three and nine months ended September 30, 2016, reflecting the lower production volumes of 2017. Secondary market loan servicing fees, net of loan guarantee fees were $907,000 and $2.7 million, respectively for the three and nine months ended September 30, 2017 as compared to $698,000 and $1.4 million, respectively for the three and nine months ended September 30, 2016. At September 30, 2017, the unpaid balance of the servicing portfolio totaled $1.4 billion as compared to $1.09 billion at September 30, 2016, resulting in the higher secondary market servicing fees in 2017.

During the three months ended September 30, 2017 the fair value of mortgage servicing rights decreased $318,000 and the 10 year Treasury Constant Maturity rate increased 2 basis points. For the same quarter in 2016 the fair value of mortgage servicing rights increased $196,000 and the 10 year Treasury Constant Maturity rate increased 11 basis points.  During the nine months ended September 30, 2017 and 2016, the fair value of mortgage servicing rights decreased $1.3 million and $2.9 million, respectively, reflecting decreases in the 10 year Treasury Constant Maturity rate of 12 basis points and 67 points, respectively. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tend to increase. In the current quarter, prepayment speeds on the serviced portfolio were slightly higher, impacted by low mortgage demand on rising housing prices and rates, resulting in the decrease in value.

Noninterest Expense.    Noninterest expense for the three months ended September 30, 2017 and 2016 was $9.5 million and $12.9 million, respectively, generally reflecting the decreased loan volume. Compensation and benefits expenses totaled $6.8 million and $9.1 million, respectively, for the three months ended September 30, 2017 and 2016. Salary expense was $2.2 million and $2.3 million, commission-related expenses were $4.0 million and $5.5 million, and incentive plan expense was $89,000 and $678,000, respectively, for the three months ended September 30, 2017 and 2016. Loan expenses totaled $1.6 million and $2.9 million for the three months ended September 30, 2017 and 2016, and included direct loan origination expenses of $1.3 million and $2.5 million, respectively, associated with the origination of $296.8 million and $422.4 million of mortgage loans.  Sub-servicing related expenses for the same three month periods were $246,000 and $189,000, respectively. Occupancy expense totaled $628,000 and $407,000 for the three months ended September 30, 2017 and 2016, and primarily consisted of rent and other expenses associated with the retail branch network and corporate office. Other expenses totaled $472,000 and $578,000 for the three months ended September 30, 2017 and 2016 and primarily consisted of professional fees and other expenses. The quarter over quarter decrease reflects decreased professional fees and marketing expense.

Noninterest expense for the nine months ended September 30, 2017 and 2016 was $25.4 million and $30.3 million, respectively. Salary and benefits was $18.4 million including $6.4 million in salary expense and $10.1 million in commission related expenses for the nine months ended September 30, 2017 as compared to $21.7 million including $6.4 million in salary expense and $12.7 million in commission related expenses for the nine months ended September 30, 2016.  Loan expenses totaled $4.1 million and $5.9 million for the nine months ended September 30, 2017 and 2016, respectively.  Included in loan expense was direct loan origination expense of $3.2 million and $5.3 million, respectively, associated with the origination of mortgage loans of $764.7 million and $992.7 million, respectively. Sub-servicing related expenses were $641,000 and $487,000, respectively.  Occupancy expense was $1.6 million and $1.3 million, respectively for the nine months ended September 30, 2017 and 2016. Other expenses totaled $1.3 million and $1.4 million for the nine months ended September 30, 2017 and 2016 and primarily consisted of professional fees and other expenses.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	September 30,	December 31,
	2017	2016
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$14,326	$16,456
Second mortgages and equity lines of credit	1,200	1,686
Construction	131	134
Commercial	3,631	2,674
Consumer	318	230
Total nonaccrual loans (1)	19,606	21,180
Other real estate owned:
One- to four-family residential	929	1,767
Other repossessed assets	92	—
Total nonperforming assets	20,627	22,947
Performing troubled debt restructurings	21,613	25,134
Total nonperforming assets and performing troubled debt restructurings	$42,240	$48,081

Total nonperforming loans to total loans (2)	0.92%	1.06%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.59%	1.96%
Total nonperforming assets to total assets	0.78%	0.94%

(1) $8.1 million and $7.5 million of troubled debt restructurings are included in total nonaccrual loans at September 30, 2017 and December 31, 2016, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended September 30, 2017 and 2016, amounted to $501,000 and $626,000, respectively.  Income related to impaired loans included in interest income for the nine months ended September 30, 2017 and 2016, amounted to $1.8 million and $2.1 million, respectively.

The Company utilizes a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	September 30,	December 31,
	2017	2016
	(in thousands)
Classified loans:
Substandard	$3,591	$2,287
Doubtful	40	387
Loss	—	—
Total classified loans	3,631	2,674
Special mention	800	261
Total criticized loans	$4,431	$2,935

None of the special mention assets at September 30, 2017 and December 31, 2016 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At September 30, 2017, our allowance for loan losses was $17.9 million, or 0.84% of total loans and 91.47% of nonperforming loans. At December 31, 2016, our allowance for loan losses was $17.0 million, or 0.85% of total loans and 80.12% of nonperforming loans. Nonperforming loans at September 30, 2017 were $19.6 million, or 0.92% of total loans, compared to $21.2 million, or 1.06% of total loans, at December 31, 2016. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2017			December 31, 2016
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$3,795	21.16%	32.10%	$4,193	24.70%	34.09%
Second mortgages and equity lines of credit	622	3.47	4.30	770	4.54	4.68
Commercial real estate	7,447	41.53	29.46	7,150	42.14	24.93
Construction	1,098	6.12	3.62	924	5.45	2.94
Commercial	2,460	13.72	5.28	1,920	11.32	5.05
Consumer	1,014	5.65	25.24	780	4.60	28.31
Total general and allocated allowance	16,436	91.65	100.00%	15,737	92.75	100.00%
Unallocated	1,497	8.35		1,231	7.25
Total	$17,933	100.00%		$16,968	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Allowance at beginning of period	$17,181	$14,439	$16,968	$13,700
Provision for loan losses	921	1,710	1,656	2,716
Charge offs:
Residential real estate:
One- to four-family	—	(123)	(126)	(194)
Second mortgages and equity lines of credit	—	—	(18)	(56)
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	—	(22)	(134)	(27)
Consumer	(230)	(272)	(790)	(729)
Total charge-offs	(230)	(417)	(1,068)	(1,006)

Recoveries:
Residential real estate:
One- to four-family	8	21	89	197
Second mortgages and equity lines of credit	2	40	68	62
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	—	5	16	8
Consumer	51	34	204	155
Total recoveries	61	100	377	422
Net charge-offs	(169)	(317)	(691)	(584)
Allowance at end of period	$17,933	$15,832	$17,933	$15,832
Total loans outstanding (1)	$2,114,474	$1,920,715	$2,114,474	$1,920,715
Average loans outstanding	$2,109,130	$1,886,159	$2,070,364	$1,817,571
Allowance for loan losses as a percent of total loans outstanding (1)	0.84%	0.82%	0.84%	0.82%
Annualized net loans charged off as a percent of average loans outstanding	0.03%	0.07%	0.04%	0.04%
Allowance for loan losses to nonperforming loans	91.47%	65.95%	91.47%	65.95%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $921,000 and $1.7 million for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a provision for loan losses of $1.7 million and $2.7 million, respectively. The provisions primarily reflect loan loss allocations commensurate with commercial loan growth and other changes in the loan portfolio. Annually, in the first quarter, the Company adjusts general reserve allocations for commercial real estate and commercial loans based on updated peer data. The updated peer data resulted in lower general reserve rates and reserves on these loan types however, the decrease was partially offset by commercial loan growth. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $169,000 for the quarter ended September 30, 2017, or 0.03%, of average loans outstanding on an annualized basis, compared to $317,000 and 0.07% for the quarter ended September 30, 2016. Nonperforming assets were $20.6 million at September 30, 2017 compared to $22.9 million at December 31, 2016 and $26.0 million at September 30, 2016. Nonperforming assets as a percentage of total assets were 0.78% at September 30, 2017, 0.94% at December 31, 2016 and 1.11% at September 30, 2016. The continued improvement in assets quality reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Management of Market Risk

Net Interest Income Analysis.  The Company uses income simulation as the primary tool for measuring interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time frames and using different interest rate shocks and ramps. The assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in the balance sheet composition and market conditions. Assumptions are supported with quarterly back testing of the model to actual market rate shifts.

As of September 30, 2017, net interest income simulation results for the Company indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

September 30, 2017
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	3.62%
(100)	(4.46)%

(1) The calculated change in net interest income assumes an instantaneous parallel shift of the yield curve.

Economic Value of Equity Analysis.  The Company also uses the net present value of equity at risk, or "EVE," methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shift in the yield curve up 300 basis points and down 100 basis points.

The board of directors and management review the methodology’s measurements for both net interest income and EVE on a quarterly basis to determine whether the exposure resulting from the changes in interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

The table below sets forth, as of September 30, 2017, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2017
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$388,455	$(44,692)	(10.3)%	15.7%	(0.50)
0	433,147	—	—	16.2	—
- 100	419,200	(13,947)	(3.2)	15.3	(0.90)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2017 as compared to net cash used by operating activities of $39.5 million for the nine months ended September 30, 2016. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $158.9 million and $150.6 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock was $200.5 million and $168.7 million for the nine months ended September 30, 2017 and 2016, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

The Bank is subject to various regulatory capital requirements. At September 30, 2017, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 11 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At September 30, 2017, we had outstanding commitments to originate loans of $99.1 million and unadvanced funds on loans of $261.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $369.1 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September  30, 2017. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September  30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As of September  30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (in the next section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 13, 2017	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Joseph F. Casey
Joseph F. Casey
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)