Form 10-K
period 2017-12-31
HarborOne Bancorp, Inc.
filed 2018-03-09
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $258,984,000.

As of March 6, 2018 there were 32,622,695 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated March 30, 2018 for the Annual Meeting of Shareholders to be held on May 10, 2018 are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we”, “our”, “us”, “HarborOne Bancorp” or the “Company”) is a Massachusetts corporation that was formed in 2016 as part of the reorganization of HarborOne Bank (“HarborOne Bank” or the “Bank”) into a two-tier mutual holding company structure with a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, the Company’s mutual holding company parent (the “MHC”) and 385,450 shares to The HarborOne Foundation (the “Foundation”), a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering. At December 31, 2017 the Company had total assets of $2.68 billion, deposits of $2.01 billion and shareholders’ equity of $343.5 million on a consolidated basis. The Consolidated Financial Statements include the accounts of the Company, Legion Parkway Company LLC, a security corporation and subsidiary of the Company formed on July 13, 2016, the Bank and the Bank’s wholly-owned subsidiaries including Merrimack Mortgage Company, LLC (“Merrimack Mortgage” or “MMC”).

HarborOne Bancorp, Inc.’s corporate offices are located at 770 Oak Street, Brockton, Massachusetts 02301 and the telephone number is (508) 895-1000.

HarborOne Bank

HarborOne Bank is the largest state-chartered co-operative bank in New England. The Bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Bank provides a variety of financial services to individuals and businesses online and through its fourteen full-service branches located in Abington, Attleboro, Bridgewater,

Brockton, Canton, Easton, Mansfield, Middleboro, Plymouth, Randolph and Raynham, Massachusetts and two limited-service bank offices in Brockton and Attleboro, Massachusetts, a commercial lending office in Providence, Rhode Island, and a loan office in Westford, Massachusetts.  Acquired in 2015 and operated as a wholly owned subsidiary of the Bank, Merrimack Mortgage Company, LLC is a residential mortgage company headquartered in New Hampshire that maintains 34 offices in Massachusetts, New Hampshire and Maine, and is also licensed to lend in seven additional states.

We also provide a range of educational services through "HarborOne U," with classes on small business, financial literacy and personal enrichment at classroom sites adjacent to our Brockton and Mansfield locations.

Employees

As of December 31, 2017, the Company had 581 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

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

Lending Activities

The total gross loan portfolio amounted to $2.19 billion on December 31, 2017, or 81.8% of total assets. The portfolio consists of commercial loans, residential real estate loans, and consumer loans. Commercial loans consists of commercial real estate loans, commercial and industrial loans, commercial construction and small business loans. Residential real estate loans consists of residential mortgages, home equity lines of credit, second mortgages and construction loans that are secured primarily by owner-occupied residences. Consumer loans are primarily auto loans and other personal loans. The Company also originates residential mortgages for sale, primarily through Merrimack Mortgage, as discussed further in Mortgage Banking Activity below.

Commercial Real Estate Loans.   Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, retail development, manufacturing facilities, warehouse distribution, hospitality and apartment buildings. We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $20 million. At December 31, 2017, commercial real estate loans were $655.4 million, or 30.0% of total loans, and consisted of $262.9 million of fixed-rate loans and $392.5 million of adjustable rate loans.

We originate fixed- and adjustable-rate commercial real estate loans typically with terms of five to ten years, though loans may be for terms of up to 20 years. Interest rates and payments on our adjustable-rate loans typically adjust in accordance with a designated index every three, five or seven years. Most of our adjustable-rate commercial real estate loans adjust every five years to a specified percentage above the corresponding FHLB Classic Advance borrowing rate and amortize over a 25-year term. We also offer interest rate swaps to accommodate customer needs. Loan amounts generally do not exceed 80.0% of the property's appraised value at the time the loan is originated.

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

In addition to originating these loans, we participate in commercial real estate loans with other financial institutions located primarily in Massachusetts and sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk, see below Loan “Underwriting Risks – Loan Participations”.

At December 31, 2017, the average loan size of our outstanding commercial real estate loans was $3.3 million, and our four largest credits ranged from $15.0 million to $13.5 million. These loans were performing in accordance with their original terms at December 31, 2017. Our largest commercial real estate relationship totaled $28.4 million and financed medical and office buildings.

Commercial Loans.  We originate commercial loans and lines of credit to a variety of professionals, sole proprietorships and small- to medium-sized businesses, primarily in Massachusetts and Rhode Island, with sales up to $50 million and borrowing needs up to $10 million, for working capital and other business purposes. At December 31, 2017, commercial loans were $109.5 million, or 5.0% of total loans and consisted of $35.2 million of fixed-rate loans and $74.3 million of adjustable rate loans.

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

At December 31, 2017,  the average loan size of our outstanding commercial loans was $208,000 and our four largest commercial loan exposures ranged from $4.5 million to $5.5 million.  These loans are secured by all business assets of the borrower and were performing according to their original terms at December 31, 2017.

Construction Loans.    We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings and speculative residential real estate. We also originate residential real estate construction loans to professional developers, contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. At December 31, 2017, construction loan balances were $128.6 million, or 5.9% of total loans. Commercial construction balances were $116.7 million and homeowner construction balances were $11.9 million. At December 31, 2017, our commercial construction loan portfolio consisted of $5.1 million in loan balances that were secured by speculative residential real estate loan projects, $90.2 million in loans that were secured by commercial real estate speculative projects and $21.4 million secured by owner occupied commercial real estate projects.  At December 31, 2017 unadvanced funds on total construction loans was $143.5 million, $137.3 million for commercial real estate construction and $6.2 million on residential real estate construction loans.

Our commercial construction loans generally call for the payment of interest only with interest rates tied to LIBOR or Prime rate as published in The Wall Street Journal, plus a margin. Construction loans for commercial real estate can be originated with principal balances of up to $20.0 million, but generally are lower; the average originated principal balance at December 31, 2017 was $5.7 million.  Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction and repayment is generally expected from permanent financing upon completion of construction.

Our residential real estate construction loans generally are fixed-rate loans that provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. Our loan policy dictates a minimum equity contribution by the borrower of 20.0% and loan-to-value ratio not greater than 80.0% of the appraised market value estimated upon completion of the project. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney.

At December 31, 2017, our largest outstanding commercial construction loan relationship was $17.0 million. This project is secured by a first mortgage to develop an apartment building and was performing according to its original repayment terms at December 31, 2017.

One- to Four-Family Residential Real Estate Loans.    We provide residential real estate loans for home purchase or refinancing on existing homes, most of which serve as the primary residence of the owner. At December 31, 2017, residential mortgage loans were $677.8 million, or 31.0% of total loans, and consisted of $585.5 million and $92.4 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years

Our one- to four-family residential mortgage originations are generally underwritten to conform to Federal National Mortgage Association, or "Fannie Mae," and Federal National Home Loan Mortgage Corporation, or "Freddie Mac," underwriting guidelines. Our adjustable-rate mortgage loans generally adjust annually or after an initial fixed period that ranges from three to seven years and are adjusted to a rate equal to a specified percentage above the LIBOR or U.S. Treasury index. Depending on the loan type, the maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period with the lifetime interest rate caps ranging from 5.0% to 6.0% over the initial interest rate of the loan.

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

Second Mortgages and Equity Lines of Credit.    We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. At December 31, 2017, second mortgages and equity lines of credit were $89.1 million, or 4.1% of total loans. Second mortgages are made at fixed interest rates and terms of up to fifteen years. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal plus or minus a margin, and generally are subject to an interest rate floor, with 10-year draws and repayment terms of between five and twenty years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. We hold a first mortgage position on the homes that secure second mortgages or equity lines of credit in approximately one-third of the portfolio.

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

Auto and Other Consumer Loans.   We primarily focus on the origination of auto loans through indirect loans and lease assignments from Credit Union Leasing of America that are accounted for as loans. At December 31, 2017, auto loans were $513.7 million, or 23.5% of total loans and 97.3% of consumer loans. Other consumer loans, consisting primarily of unsecured lines of credit and personal loans, were $14.1 million, or 0.6% of total loans.

We originate auto loans through a network of approximately 275 auto dealers secured by new and used vehicles primarily in Massachusetts and Rhode Island. Our primary considerations when originating these loans are the borrower's ability to pay and the value of the underlying collateral. An indirect auto loan is originated when the borrower purchases or leases a motor vehicle at an auto dealership and elects to finance a portion of that purchase. The procedures for underwriting consumer loans include an assessment of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant's creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, local mortgage brokers and third party originators of residential loans, advertising and referrals from customers. We sell to the secondary market newly originated 30-year or longer term conforming fixed-rate residential mortgage loans and we hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate residential mortgage loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to third parties with servicing either retained or released. We occasionally purchase commercial business loans or participation interests in commercial real estate loans. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

For the years ended December 31, 2017 and 2016, we originated loans of $1.70 billion and $2.21 billion of loans, respectively. During the same periods, we sold $1.16 billion and $1.50 billion of loans, respectively.

Mortgage Banking Activity.    In addition to the lending activities previously discussed, we also originate residential mortgage loans for sale in the secondary market through Merrimack Mortgage. For the year ended December 31, 2017, Merrimack Mortgage originated $1.02 billion in mortgage loans. Merrimack Mortgage sells loans on both a servicing-released and a servicing-retained basis. Merrimack Mortgage has contracted with a third party to service the loans for which it retains servicing.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance). Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed or insured by the federal government, such as a Federal Housing Authority Veterans’ Administration loan.

Loan Underwriting Risks.

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

Loan Participations.    We cultivate relationships with other financial institutions to mitigate the risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We purchase participation interests in larger balance loans from other financial institutions generally in our market area. Such participations are reviewed for compliance, are underwritten and approved in accordance with our underwriting criteria. We actively monitor the performance of such loans and periodically receive updated financial statements of the borrower from the lead lender. These loans are subjected to regular internal reviews in accordance with our loan policy. We joined a community bank lending network operated by BancAlliance in 2014 in order to have the opportunity to participate in commercial loans and lines of business referred by the network. HarborOne Bank has adopted a loan policy specifically for loans originated through this program that provides for underwriting standards and limits maximum loans to one entity to $2.5 million as well as a total portfolio of $40 million. As of December 31, 2017, total exposure for this program was $26.0 million comprising 15 credits. All but one of these relationships were performing in accordance with their payment terms. There is one $2.0 million loan that is rated substandard, on nonaccrual and under a forbearance agreement. At December 31, 2017, the outstanding balances of commercial loan participations purchased outside of the BancAlliance network totaled $4.4 million. We also participate in commercial real estate loans that total $120.8 million and commercial construction loans that total $21.6 million.  We were the lead bank in commercial real estate loans $170.7 million and commercial construction loans of $30.5 million with participation balances sold that totaled $70.4 million and $14.8 million, respectively, at December 31, 2017.

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

Loans-to-One Borrower Limit.    The maximum amount that the Bank may lend to one borrower and the borrower's related entities is generally limited, by statute, to 20.0% of the Bank's capital, which is defined under Massachusetts law as the sum of the Bank's capital stock, surplus account and undivided profits. At December 31, 2017, the Bank's regulatory limit on loans-to-one borrower was $65.9 million. At that date, our largest lending relationship totaled $28.4 million and was comprised of eight loans to finance medical and general office space. These loans were performing in accordance with their original repayment terms at December 31, 2017. Our internal loans-to-one borrower limit is $38.5 million.

Investment Activities

General.    At December 31, 2017, securities totaled $217.7 million. The securities portfolio consists of U.S. government obligations, residential mortgage-backed securities and collateralized mortgage obligations, state, county and municipal bonds and small business administration asset-backed securities. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors approves our investment policy which is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our chief financial officer and chief executive officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. We classify the majority of our securities as available-for-sale.

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”), certificates of deposit of federally insured institutions and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2017.

Sources of Funds

General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.    At December 31, 2017, total deposits were $2.01 billion. Deposits are attracted from within our market area by sales efforts of our retail branch network, municipal department and commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for small businesses. We also offer remote deposit capture products,  for business customers to meet their online banking needs. Additionally, the Bank has a municipal banking department that provides core depository services to local municipalities. At December 31, 2017 municipal deposits totaled $231.6 million. The Bank also participates in a reciprocal deposit program that provides access to FDIC insured deposit products in aggregate amounts exceeding the current insurance limits for depositors. At December 31, 2017 total reciprocal deposits were $174.3 million and included $116.0 million of municipal deposits.

The Bank utilizes a deposit listing service which targets institutional funds throughout the country. We generally prohibit the withdrawal of our listing service deposits prior to maturity. Also, when rates and terms are favorable, the Bank supplements the customer deposit base with brokered deposits. At December 31, 2017, we had $30.4 million of institutional deposits and $73.5 million of brokered deposits, which represented 5.2% of total deposits at December 31, 2017 with such funds having a weighted average remaining term to maturity of 9.1 months. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operation.

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

Borrowings.    As of December 31, 2017, total borrowings were $290.4 million. Borrowings consist of short-term and long-term obligations from the FHLB.  The Bank is a member of the FHLB Boston which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2017, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional FHLB advances of up to $197.7 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate.

The Share Insurance Fund of the Co-operative Central Bank provides for borrowings for liquidity purposes and is available to all co-operative member banks. Loan advances will generally be made on an unsecured basis provided that the aggregate loan balance is less than 5.0% of total deposits of the member bank; the member bank's primary capital ratio is in excess of 5.0%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2017, we had $5.0 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 75% of the carrying value of indirect auto loans with an amortized balance amounting to $136.1 million of which no amount was outstanding at December 31, 2017.

Supervision and Regulation

General

The Bank is a Massachusetts stock co-operative bank and the wholly-owned subsidiary of the Company, which in turn is majority owned by the MHC. The MHC and the Company are registered bank holding companies. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and by the Share Insurance Fund established by Massachusetts General Laws, or the “MGL,” for amounts in excess of the FDIC insurance limits. The Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau (“CFPB”), as enforced by the FDIC.

As a bank holding company, the Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Company is also subject to the rules and regulations of the SEC under the federal securities laws.

The federal and state regulatory framework applicable to bank holding companies and their subsidiaries is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of other creditors or shareholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve or the United States Congress, could have a material adverse impact on the financial condition and results of operations of the Company and the Bank.

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

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5.0% of any class of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities that the Federal Reserve had determined to be closely related to banking or managing and controlling banks as of November 11, 1999. Some of the principal activities that the Federal Reserve had determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

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

Federal Banking Regulation

Business Activities.    Under federal law, all state-chartered FDIC-insured banks, including co-operative banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations, including an exception that permits banks with grandfathered rights to make investments in common and preferred stock listed on a national securities exchange.  The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Such grandfathered authority may be terminated under certain circumstances, including a change in charter or a determination by the FDIC that such investments pose a safety and soundness risk.

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

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk. The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. Additionally, subject to a transition schedule, the capital rules require a bank holding company to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.  The new capital conservation buffer requirement began phasing in on January 1, 2016 and is 1.25% at December 31, 2017.

Under the FDIC’s prompt corrective action rules, an insured state nonmember bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Bank is considered “well capitalized” under this definitions

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized.  However, for purposes of processing regulatory applications and notices, the Federal Reserve Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater, (ii) on a consolidated basis, the bank holding company maintains a Tier I risk-based ratio of 6% or greater, and (ii) the bank holding company is not subject to any written agreement, order capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.  The Company is considered well capitalized under this definition.

Bank Dividends.    A state non-member bank may not make a capital distribution that would reduce its regulatory capital below the amount required by the FDIC’s regulatory capital regulations or for the liquidation account established in connection with its conversion to stock form. In addition, the Bank’s ability to pay dividends is limited if the Bank does not have the capital conservation buffer required by new capital rules, which may limit the ability of the Bancorp to pay dividends to its shareholders. See “—Capital Requirements.”

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

 Deposit premiums are based on assets.  To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. On April 26, 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. Under the final rule, each of seven financial ratios and a weighted average of CAMELS component ratings will be multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating).  This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality.    Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments.  Assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points.

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

Federal Reserve System.    Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $16.0 million, which are exempt. Transaction accounts greater than $16.0 million up to $122.3 million have a reserve requirement of 3.0%, and those greater than $123.3 million have a reserve requirement of approximately $3.2 million plus 10.0% of the amount over $122.3 million. The Federal Reserve generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

Federal Home Loan Bank System.    The Bank is a member of the FHLB of Boston, which is one of the 12 regional Federal Home Loan Banks comprising the FHLB System. Each FHLB serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, HarborOne Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2017, HarborOne Bank was in compliance with this requirement. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. HarborOne Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB stock. As of December 31, 2017, no impairment has been recognized.

At its discretion, the FHLB may declare dividends on the stock. In 2015 and 2016 and 2017, the FHLB of Boston paid quarterly dividends with an annual yield of 2.54%, 3.63% and 4.14%, respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs also will not cause a decrease in the value of the FHLB stock held by the Bank.

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

We could be an emerging growth company for up to five years. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering in 2016, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

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

We intend to continue our focus on prudently growing our commercial real estate, commercial construction and commercial loan portfolio.  Our total commercial loan portfolio consisting of commercial real estate, commercial construction and commercial loans was $881.7 million, or 40.3% of total loans, at December 31, 2017. Given their larger balances and the complexity of the underlying collateral, commercial real estate, commercial construction and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial and commercial real estate portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate, commercial construction and commercial loan portfolio has increased $241.9 million, or 37.8%, from $639.8 million at December 31, 2016 to $881.7 million at December 31, 2017. A large portion of our commercial real estate, commercial construction and commercial loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

At December 31, 2017, we had $128.6 million of construction loans, representing 5.9% of our total loan portfolio at that date. Additionally, we had $143.5 million in unadvanced construction funds as of December 31, 2017. Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Our portfolio of indirect auto lending exposes us to increased credit risks.

At December 31, 2017, $513.7 million, or 23.5% of our total loan portfolio, consisted of auto loans, primarily originated through automobile dealers for the purchase of new or used automobiles. We serve customers that cover a range of creditworthiness and the required terms and rates are reflective of those risk profiles. Auto loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower's continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2017, one- to four-family residential real estate loans comprised $677.8 million, or 31.0% of our total loan portfolio, and second mortgage and equity lines of credit comprised $89.1 million, or 4.1% of our total loan portfolio. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

At December 31, 2017, our allowance for loan losses totaled $18.5 million, which represented 0.84% of total loans. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

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

We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage banking revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released and retained basis. We also earn interest on loans held for sale while they are awaiting delivery to our investors. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

We may not be able to successfully implement our strategic plan.

Our growth is essential to improving our profitability, and we expect to continue to incur expenses related to the implementation of our strategic plan, including hiring initiatives and the development and marketing of new products and services. We may not be able to successfully implement our strategic plan, and therefore may not be able to increase profitability in the timeframe that we expect or at all, and could experience a decrease in profitability.

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

Our non-interest expense totaled $109.4 million and $114.7 million for the years ended December 31, 2017 and 2016, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of our implementation of our business strategy. Our efficiency ratio totaled 88.34% and 89.47% for the years ended December 31, 2017 and 2016, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

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

We and our bank subsidiary must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources, include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company.  Our ability to manage liquidity will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs.  In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.  Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope.  CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts.  It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The impact of this Update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption.

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

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

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

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2017, our goodwill and net intangible assets totaled $13.6 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders' equity and financial results.

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

Natural disasters, acts of terrorism and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our deferred tax asset.  In December 2017, we recognized a write-down of $243,000 in our deferred assets in connection with the adoption of the Tax Cuts and Jobs Act.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2017, we conducted business throughout our Southeastern Massachusetts network of 14 full-service branches, two limited service branches, a commercial loan office in Providence, Rhode Island, a lending office in Westford, Massachusetts, 13 free-standing ATMs, and two campuses providing a range of educational services through “HarborOne U”.  Merrimack Mortgage Company, LLC, a subsidiary of HarborOne Bank, is a full-service mortgage lender with 34 office in Massachusetts, New Hampshire and Maine, and also does business in seven additional states.  We own 10 and lease 41 of our offices.  At December 31, 2017, the total net book value of our land, buildings, furniture, fixtures and equipment was $24.5 million.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “HONE”.  The approximate number of shareholders of record of the Company’s common stock as of March 6, 2018 was 1,488.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The Company completed its initial public offering on June 29, 2016, and its stock commenced trading on June 30, 2016.  The following table sets forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by NASDAQ.  The Company has not paid any dividends to its stockholders to date.  See “Dividends” below.  On March 6, 2018, the closing market price of the Company’s common stock was $19.89.

	Market Prices		Dividends
	High	Low	Declared

2017
Fourth quarter	$20.19	$18.03	$—
Third quarter	$20.08	$15.92	$—
Second quarter	$22.29	$18.41	$—
First quarter	$20.00	$17.30	$—

2016
Fourth quarter	$20.19	$15.13	$—
Third quarter	$15.99	$12.53	$—
Second quarter	N/A	N/A	N/A
First quarter	N/A	N/A	N/A

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

The following chart depicts the total return performance of the Company:

Total Return Performance
180
160
140
120
100
80
Index Value
HarborOne Bancorp, Inc.
Russell 2000 Index
SNL Thrift $1B-$5B Index
07/01/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17

	Period Ending
Index	07/01/16	09/30/16	12/31/16	03/31/17	06/30/17	09/30/17	12/31/17
HarborOne Bancorp, Inc.	100.00	123.03	150.98	148.24	155.82	146.84	149.57
Russell 2000 Index	100.00	108.58	118.18	121.09	124.07	131.11	135.49
SNL Thrift $1B-$5B Index	100.00	108.78	136.19	130.65	132.50	137.54	137.94

Source : SNL Financial, an offering of S&P Global Market Intelligence

(b) Not applicable.

(c) The Company adopted a share repurchase program on October 27, 2017. The Company may repurchase up to 1,633,155 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2017.

	Issuer Purchases of Equity Securities
	Total Number
	of Shares	Average Price
Period	Purchased	Paid Per Share
October 1 to October 31, 2017	—	$—
November 1 to November 30, 2017	13,400	18.82
December 1 to December 31, 2017	1,500	18.78
Total	14,900	$18.82

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial and other data of the Company, as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Financial Condition Data:
Total assets	$2,684,920	$2,448,310	$2,163,142	$2,041,879	$1,957,671
Cash and cash equivalents	80,791	50,215	40,652	52,983	75,342
Securities available for sale, at fair value	170,853	136,469	128,541	148,015	135,418
Securities held to maturity, at cost	46,869	47,877	63,579	58,384	57,277
Loans held for sale, at fair value(1)	59,460	86,443	63,797	3,525	2,061
Loans receivable, net	2,176,478	1,981,747	1,729,388	1,651,894	1,591,814
Deposits	2,013,738	1,804,753	1,691,212	1,500,115	1,414,960
Borrowings	290,365	275,119	249,598	329,602	339,606
Total equity	343,484	329,384	190,688	183,458	180,803

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Selected Operating Data:
Interest and dividend income	$90,284	$74,756	$66,800	$61,079	$59,973
Interest expense	15,936	13,761	14,575	15,878	16,381
Net interest income	74,348	60,995	52,225	45,201	43,592
Provision for loan losses	2,416	4,172	1,257	2,589	2,235
Net interest income, after provision for loan losses	71,932	56,823	50,968	42,612	41,357
Mortgage banking income(1)	37,195	50,999	20,230	1,433	2,293
Gains on sale and calls of securities	—	283	295	483	794
Other noninterest income	17,339	15,821	14,848	13,694	13,191
Noninterest expense	109,414	114,698	78,014	54,302	53,370
Income before income taxes	17,052	9,228	8,327	3,920	4,265
Income tax expense (benefit)	6,673	3,297	2,559	1,350	(2,909)
Net income	$10,379	$5,931	$5,768	$2,570	$7,174

(1) Reflects the acquisition of Merrimack Mortgage on July 1, 2015. Mortgage loans held for sale were carried at the lower of cost or fair value prior to July 1, 2015.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.40%	0.26%	0.27%	0.13%	0.38%
Return on average equity (ratio of net income to average equity)	3.09	2.26	3.04	1.38	3.98
Interest rate spread(1)	2.88	2.71	2.50	2.26	2.23
Net interest margin(2)	3.04	2.85	2.61	2.39	2.37
Efficiency ratio(3)	84.83	89.47	88.85	88.99	88.88
Average interest-earning assets to average interest-bearing liabilities	124.78	121.83	115.38	115.72	115.73
Average equity to average total assets	13.00	11.50	8.93	9.40	9.54
Asset Quality Ratios:
Non-performing assets to total assets	0.69%	0.94%	1.47%	1.87%	1.90%
Non-performing loans to total loans	0.81	1.06	1.69	2.12	2.13
Allowance for loan losses to non-performing loans	103.55	80.11	46.56	39.49	42.44
Allowance for loan losses to total loans	0.84	0.85	0.79	0.84	0.90
Net loans charged off as a percent of average loans outstanding	0.04	0.05	0.09	0.20	0.32
Capital Ratios:
Common equity tier 1 to risk weighted assets	15.1%	16.2%	10.8%	N/A %	N/A %
Tier 1 capital to risk weighted assets	15.1	16.2	10.8	12.2	14.0
Total capital to risk weighted assets	16.0	17.0	11.7	13.1	13.0
Tier 1 capital to average assets	12.5	13.2	8.3	8.9	9.1

(1) Represents the difference between the weighted average yield on average interest-earning assets on a fully tax equivalent basis and the weighted average cost of interest-bearing liabilities.
(2) Represents net interest income as a percent of average interest-earning assets on a fully tax equivalent basis.
(3) Represents noninterest expense divided by the sum of net interest income and noninterest income.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

As described in the notes to Consolidated Financial Statements, we have two reportable segments: HarborOne Bank and Merrimack Mortgage. The Bank segment provides consumer and business banking products and services to customers. Consumer products include loan and deposit products, and business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The Merrimack Mortgage segment consists of originating residential mortgage loans primarily for sale in the secondary market and the servicing of those loans.

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the significant majority of our provision for loan losses.  The Merrimack Mortgage segment generates the significant majority of our noninterest income.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the year ended December 31, 2017 and 2016, which focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of the Company, which includes the operations of HarborOne Bank and Merrimack Mortgage, for the same periods.

For revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8. “Financial Statements and Supplementary Data – Note 23: Segment Reporting.”

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

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our Consolidated Financial Statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2017, there is no significant difference in the comparability of the financial statements as a result of the extended transition period.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Goodwill.     The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition.  Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized.  Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized on a straight-line basis over their estimated lives.  Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment test uses a combined qualitative and quantitative approach.  The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed.  The quantitative impairment test compares book value to the fair value of the reporting unit.    If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment.  The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including the two security corporations, and MMC.

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

Derivatives.  Derivative instruments are used in relation to our mortgage banking activities and require significant judgment and estimates in determining their fair value.  We hold derivative instruments, which consist of interest rate lock agreements related to expected funding of fixed-rate mortgage loans to customers and forward commitments to sell mortgage loans.  Our objective in obtaining the forward commitments is to mitigate the interest rate risk associated with the interest rate lock commitments and the mortgage loans that are held for sale.  Derivatives related to these commitments are recorded as either a derivative asset or a derivative liability in the balance sheet and are measured at fair value, with adjustments recorded in “Mortgage banking income”.

Mortgage Servicing Rights. We recognize the rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights” or “MSRs”. MSRs are generally recognized when loans are sold and the servicing is retained by us and are recorded at fair value. We base the fair value of our MSRs on a valuation performed by a third-party valuation specialist. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, servicing costs, contractual servicing fee income, and ancillary income. Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of residential MSRs are reported in “Mortgage banking income”.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Please see the Notes to the Consolidated Financial Statements for additional discussion of accounting policies.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total Assets.    Total assets increased $236.6 million, or 9.7%, to $2.68 billion at December 31, 2017 from $2.45 billion at December 31, 2016. The increase was primarily due to a $194.7 million, or 9.8% increase in net loans as we continued to focus on commercial loan growth.

Cash and Cash Equivalents.  At December 31, 2017 cash and cash equivalents were $80.8 million, an increase of 60.9% from $50.2 million. The increase was primarily due to HarborOne Bancorp, Inc.’s participation in the Bank’s reciprocal deposit program that was established in June of 2017. Through the program, $38.0 million of the Company’s $69.4 million deposit at the Bank was converted to multiple deposits at other financial institutions which are not eliminated in consolidation.

Loans Held for Sale.    Loans held for sale at December 31, 2017 were $59.5 million, a decrease of $26.9 million from $86.4 million at December 31, 2016, primarily due to a decrease in mortgage origination activity. Of the loans held for sale at December 31, 2017, $55.5 million were originated by Merrimack Mortgage and $4.0 million were originated by the Bank.

Loans, net.    At December 31, 2017, net loans were $2.18 billion, an increase of $194.7 million, or 9.8%, from $1.98 billion at December 31, 2016, primarily due to an increase in commercial real estate, commercial, and construction loans, reflecting the continued execution of our commercial loan growth strategy. Commercial real estate loans increased $159.6 million, or 32.2%, to $655.4 million at December 31, 2017 from $495.8 million at December 31, 2016. Commercial loans increased $9.0 million, or 9.0%, to $109.5 million at December 31, 2017 and construction loans increased $70.2 million, or 120.1%, to $128.6 million at December 31, 2017, primarily due to commercial construction loan originations and disbursements.  Consumer loans decreased $35.3 million, or 6.3%, including the sale of $5.0 million of indirect auto loans. Our residential portfolio decreased by $4.0 million, or 0.5%, for the same period due to decreased mortgage loan demand in 2017 as interest rates increased and resulted in our portfolio payoffs outpacing originations. The allowance for loan losses was $18.5 million at December 31, 2017 and $17.0 million December 31, 2016.

The following table provides the composition of our loan portfolio at the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$677,837	31.0%	$677,946	34.1%	$710,969	41.1%	$768,129	46.5%	$806,371	50.7%
Second mortgages and equity lines of credit	89,080	4.1	92,989	4.7	99,374	5.7	95,465	5.8	96,194	6.0
Commercial real estate	655,419	30.0	495,801	24.9	265,482	15.3	142,452	8.6	63,795	4.0
Construction	128,643	5.9	58,443	2.9	35,830	2.1	26,125	1.6	29,822	1.9
Total real estate	1,550,979	70.9	1,325,179	66.6	1,111,655	64.2	1,032,171	62.5	996,182	62.6
Commercial	109,523	5.0	100,501	5.1	70,472	4.1	47,453	2.9	22,969	1.4
Consumer:
Auto	513,728	23.5	547,400	27.5	532,071	30.7	556,095	33.7	559,661	35.2
Personal	14,092	0.6	15,704	0.8	16,873	1.0	15,968	1.0	12,826	0.8
Total consumer	527,820	24.1	563,104	28.3	548,944	31.7	572,063	34.6	572,487	36.0
Total loans	2,188,322	100.0%	1,988,784	100.0%	1,731,071	100.0%	1,651,687	100.0%	1,591,638	100.0%
Allowance for loan losses	(18,489)		(16,968)		(13,700)		(13,934)		(14,529)
Net deferred loan origination costs	6,645		9,931		12,017		14,141		14,705
Loans, net	$2,176,478		$1,981,747		$1,729,388		$1,651,894		$1,591,814

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth our loan originations, sales, purchases and principal repayment activities during the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Total loans and loans held for sale at beginning of year (excluding net deferred loan costs)	$2,075,227	$1,794,868	$1,655,212

Loan originations:
Residential real estate:
One- to four-family residential - Bank	137,192	203,730	156,403
One- to four-family residential - Merrimack Mortgage	1,024,895	1,357,483	547,795
Second mortgages and lines of credit	8,328	36,470	32,725
Commercial real estate	151,048	218,826	132,053
Construction	155,663	86,010	28,263
Total mortgage loans on real estate	1,477,126	1,902,519	897,239
Commercial	37,432	45,534	19,143
Consumer	189,057	258,969	254,444
Total loans originations	1,703,615	2,207,022	1,170,826

Loan purchases: (1)
Residential real estate:
One- to four-family residential acquired from MMC on July 1, 2015	—	—	81,410
Commercial real estate	64,674	57,207	33,018
Construction	6,138	5,500	—
Total mortgage loans on real estate	70,812	62,707	114,428
Commercial	2,781	11,118	12,985
Total loan purchases	73,593	73,825	127,413

Loan sales: (2)
Residential real estate:
One- to four-family residential - Bank	(58,485)	(120,867)	(103,886)
One- to four-family residential - Merrimack Mortgage	(1,049,501)	(1,338,163)	(567,663)
Commercial	(16,600)	(23,650)	(4,930)
Construction	(27,500)	(7,000)	—
Total mortgage loans on real estate	(1,152,086)	(1,489,680)	(676,479)
Consumer	(4,970)	(10,010)	(31,337)
Total loan sales	(1,157,056)	(1,499,690)	(707,816)

Other:
Principal repayments	(358,825)	(411,485)	(392,096)
Net charge-offs	(895)	(904)	(1,491)
Unadvanced funds on originations	(86,592)	(86,712)	(54,736)
Transfer to other real estate owned	(1,285)	(1,697)	(2,444)
Total other	(447,597)	(500,798)	(450,767)
Net loan activity	172,555	280,359	139,656
Total loans and loans held for sale at end of year (excluding net deferred loan costs)	$2,247,782	$2,075,227	$1,794,868

(1) Includes loan purchases and participations by the Bank in loans originated by other financial institutions.
(2) Includes loan sales and participations by other financial institutions in loans originated by the Bank.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth certain information at December 31, 2017 regarding scheduled contractual maturities during the period indicated.  The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The following table also sets forth the rate structure of loans scheduled to mature after one year. The amounts shown below exclude net deferred loan fees.

		Second
	One- to	Mortgage
	Four-Family	and Equity
	Residential	Lines of	Commercial				Total
	Real Estate	Credit	Real Estate	Construction	Commercial	Consumer	Loans
	(in thousands)

Amounts due in:
One year or less	$674	$183	$16,142	$20,698	$19,941	$60,051	$117,689
After one year through five years	31,095	14,774	189,368	12,180	61,941	460,734	770,092
Beyond five years	646,068	74,123	449,909	95,765	27,641	7,035	1,300,541
Total	$677,837	$89,080	$655,419	$128,643	$109,523	$527,820	$2,188,322
Interest rate terms on amounts due after one year:
Fixed rate	$584,789	$10,329	$260,350	$28,283	$33,873	$467,769	$1,385,393
Adjustable rate	$92,374	$78,568	$378,927	$79,662	$55,709	$—	$685,240

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

Securities.    Total investment securities at December 31, 2017 were $217.7 million, an increase of $33.4 million, or 18.1%, from December 31, 2016. The purchase of $59.2 million of securities were partially offset by $25.8 million in prepayments, calls and amortization of securities. The total security portfolio was 8.1% of total assets as of December 31, 2017 as compared to 7.5% as of December 31, 2016.  The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$17,985	$17,807	$9,983	$9,747	$5,000	$4,967
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	111,121	110,552	94,656	94,030	93,071	93,086
SBA asset-backed securities	42,558	42,494	32,852	32,692	30,258	30,488
Total securities available for sale	$171,664	$170,853	$137,491	$136,469	$128,329	$128,541

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	$—	$—	$—	$9,954	$9,940
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	19,494	19,431	22,834	22,783	27,594	27,563
SBA asset-backed securities	2,991	2,977	—	—	—	—
Other bonds and obligations:
State and political subdivisions	24,384	25,266	25,043	26,189	26,031	27,703
Total securities held to maturity	$46,869	$47,674	$47,877	$48,972	$63,579	$65,206

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$—	—%	$13,000	2.72%	$4,985	2.78%	$17,985	2.74%
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	15,529	2.45	95,592	2.34	111,121	2.36
SBA asset-backed securities	—	—	5,748	1.82	3,022	2.29	33,788	2.68	42,558	2.54
Total debt securities	$—	—%	$5,748	1.82%	$31,551	2.55%	$134,365	2.44%	$171,664	2.44%

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$—	—%	$—	—%	$2,042	3.73%	$2,042	3.73%
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	—	—	17,452	2.41	17,452	2.41
SBA asset-backed securities	—	—	—	—	2,991	2.33	—	—	2,991	2.33
Other bonds and obligations:
State and political subdivisions	—	—	—	—	4,437	2.86	19,947	3.71	24,384	3.56
Total debt securities	$—	—%	$—	—%	$7,428	2.65%	$39,441	3.14%	$46,869	3.06%

Mortgage servicing rights.    Mortgage servicing rights are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2017, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.93 billion. Total mortgage servicing rights were $21.1 million at December 31, 2017, compared to $20.3 million at December 31, 2016. The $759,000 increase was primarily due to new loan servicing rights added partially offset by changes in market interest rates and loan repayments.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Balance, beginning of year	$20,333	$12,958	$2,168
Change in accounting - fair value election	—	—	2,726
Additions from acquisition of MMC	—	—	5,116
Additions from loans sold with servicing retained	2,815	8,505	3,428
Changes in fair value due to :
Reductions from loans paid off during the year	(1,686)	(1,779)	(315)
Changes in valuation inputs or assumptions	(370)	649	(165)
Balance, end of year	$21,092	$20,333	$12,958

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at December 31, 2017 and 2016:

	December 31,
	2017	2016
Prepayment speed	9.79%	9.49%
Discount rate	9.26	9.25
Default rate	2.23	1.71

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

Deposits.    Deposits increased $209.0 million, or 11.6%, to $2.01 billion at December 31, 2017 from $1.80 billion at December 31, 2016. The following table sets forth information concerning the composition of deposits:

	December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent
	(dollars in thousands)

Non-interest bearing deposits	$264,453	$239,210	$25,243	10.6%
NOW accounts	130,543	126,659	3,884	3.1
Regular savings	318,294	316,947	1,347	0.4
Money market accounts	511,883	434,291	77,592	17.9
Term certificate accounts	405,110	453,012	(47,902)	(10.6)
Retail deposits	1,630,283	1,570,119	60,164	3.8
Municipal deposits	231,602	180,589	51,013	28.2
Wholesale deposits	151,853	54,045	97,808	181.0
	$2,013,738	$1,804,753	$208,985	11.6%

Reciprocal deposits	$174,244	$—	$174,244	—%

The growth in deposits was driven by an increase of $60.2 million in retail deposits, $51.0 million in municipal deposits and $97.8 million in wholesale deposits. Wholesale deposits includes brokered deposits of $73.5 million, $30.4 million in certificates of deposits from institutional investors, $10.0 million provided through the Certificate of Deposit Account Registry Service(“CDARS”) and $38.0 million in deposits from HarborOne Bancorp, Inc.  The Bank participates in a reciprocal deposit program that converts the Company’s deposit at the Bank into multiple deposits at other financial institutions which are not eliminated in consolidation. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $174.2 million in reciprocal deposits, including the Company’s $38.0 million deposit and $116.0 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market. The increase in retail money market accounts reflects demand for our competitively priced products in the rising interest rate environment. During the year ended December 31, 2017, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2017			2016			2015
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)

Deposit type:
Noninterest-bearing demand	$249,035	12.9%	—%	$221,212	12.7%	—%	$167,517	10.4%	—%
NOW accounts	126,093	6.5	0.06	120,661	6.9	0.06	109,674	6.8	0.07
Regular savings and club	357,777	18.5	0.18	314,304	18.1	0.17	286,381	17.7	0.17
Money market	662,482	34.2	0.58	622,032	35.8	0.45	559,745	34.7	0.44
Certificates of deposit	541,585	27.9	1.18	459,721	26.5	1.15	491,235	30.4	1.15
Total	$1,936,972	100.0%	0.57%	$1,737,930	100.0%	0.50%	$1,614,552	100.0%	0.51%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2017	2016	2015
	(in thousands)

Less than 0.50%	$57,827	$76,462	$94,273
0.50% to 0.99%	86,847	145,559	113,948
1.00% to 1.49%	261,433	181,007	115,203
1.50% to 1.99%	125,270	117,268	113,826
2.00% to 2.99%	9,887	6,430	25,247
3.00% and greater	—	—	95
Total	$541,264	$526,726	$462,592

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2017:

	Period to Maturity
		More than	More than	More than			% of Total
	Less than	One Year to	Two Years to	Three Years	More than		Certificate
	One Year	Two Years	Three Years	to Four Years	Four Years	Total	Accounts
	(dollars in thousands)

Less than 0.50%	$57,779	$48	$—	$—	$—	$57,827	10.68%
0.50% to 0.99%	76,626	8,078	2,143	—	—	86,847	16.05
1.00% to 1.49%	143,648	89,803	11,203	14,926	1,853	261,433	48.30
1.50% to 1.99%	37,867	48,398	12,133	23,431	3,441	125,270	23.14
2.00% to 2.99%	295	4,122	1,424	2,233	1,813	9,887	1.83
3.00% and greater	—	—	—	—	—	—	0.00
Total	$316,215	$150,449	$26,903	$40,590	$7,107	$541,264	100.00%

The following table sets forth the maturity of certificates of deposit of $100,000 or more as of December 31, 2017:

Maturity Period	Amount
(in thousands)

Three months or less	$43,544
Over three through six months	36,734
Over six months through one year	49,705
Over one year	105,997
Total	$235,980

Borrowings. Total borrowings from the FHLB were $290.3 million at December 31, 2017, an increase of $15.2 million from $275.1 million at December 31, 2016. The increase reflects $91.2 million in long-term FHLB borrowings to extend short-term borrowings, which decreased $36.0 million, partially offset by $40.0 million in maturities of FHLB borrowings.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated:

	At or For the Year Ended
	December 31,
	2017	2016	2015
	(dollars in thousands)

Balance outstanding at end of year	$290,365	$275,119	$249,598
Average amount outstanding during the year	$278,663	$248,678	$296,016
Maximum outstanding at any month end	$310,119	$280,121	$334,602
Weighted average interest rate during the year	1.78%	2.03%	1.98%
Weighted average interest rate at end of year	1.59%	1.82%	2.08%

Stockholders’ equity. Total stockholders’ equity was $343.5 million at December 31, 2017 compared to $329.4 million at December 31, 2016. The increases from the prior period reflect the Company’s $10.4 million in net income, $2.1 million from the issuance of stock-based compensation and $1.1 million from ESOP shares committed.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

HarborOne Bancorp, Inc. Consolidated

Overview.   Consolidated net income for the year ended December 31, 2017 was $10.4 million compared to net income of $5.9 million for the year ended December 31, 2016.  One-time items impacting 2017 net income include a $1.2 million reversal of a contingent consideration accrual for the acquisition of Merrimack Mortgage Company, LLC that was settled in the fourth quarter and is included in other income,  an  accrual of $925,000 to freeze the director’s post retirement benefit plan included in other expenses and a charge of $243,000 related to the revaluation of the Company’s net deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”), which is included in the income tax provision. The 2016 results include a one-time, pre-tax contribution of $4.8 million to establish the Foundation.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Average Balances and Yields. The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent (FTE) basis using a federal tax rate of 35%.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Year Ended December 31,
	2017			2016			2015
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,165,806	$83,853	3.87%	$1,931,271	$69,867	3.62%	$1,746,346	$61,413	3.52%
Investment securities (2)	207,071	5,574	2.69	173,131	4,423	2.55	210,072	5,119	2.44
Other interest-earning assets	81,082	1,160	1.43	46,448	777	1.66	54,702	585	1.07
Total interest-earning assets	2,453,959	90,587	3.69	2,150,850	75,067	3.49	2,011,120	67,117	3.34
Noninterest-earning assets	127,548			127,721			110,501
Total assets	$2,581,507			$2,278,571			$2,121,621
Interest-bearing liabilities:
Savings accounts	$357,777	644	0.18	$314,304	548	0.17	$286,381	492	0.17
NOW accounts	126,093	79	0.06	120,661	76	0.06	109,674	69	0.06
Money market accounts	662,482	3,843	0.58	622,032	2,804	0.45	559,745	2,417	0.43
Certificates of deposit	466,535	5,545	1.19	449,607	5,188	1.15	491,235	5,722	1.16
Brokered deposits	75,050	851	1.13	10,114	94	0.93	—	—	—
Total interest-bearing deposits	1,687,937	10,962	0.65	1,516,718	8,710	0.57	1,447,036	8,700	0.60
FHLB advances	278,663	4,974	1.78	248,678	5,051	2.03	296,016	5,875	1.98
Total interest-bearing liabilities	1,966,600	15,936	0.81	1,765,396	13,761	0.78	1,743,051	14,575	0.84
Noninterest-bearing liabilities:
Noninterest-bearing deposits	249,035			221,212			167,517
Other noninterest-bearing liabilities	30,179			29,855			21,596
Total liabilities	2,245,814			2,016,463			1,932,164
Total equity	335,693			262,108			189,457
Total liabilities and equity	$2,581,507			$2,278,571			$2,121,621
Tax equivalent net interest income		74,651			61,306			52,542
Tax equivalent interest rate spread (3)			2.88%			2.71%			2.50%
Less: tax equivalent adjustment		303			311			316
Net interest income as reported		$74,348			$60,995			$52,225
Net interest-earning assets (4)	$487,359			$385,454			$268,069
Net interest margin (5)			3.03%			2.84%			2.60%
Tax equivalent effect			0.01			0.01			0.01
Net interest margin on a fully tax equivalent basis			3.04%			2.85%			2.61%
Ratio of interest-earning assets to interest-bearing liabilities	124.78%			121.83%			115.38%

Supplemental information:
Total deposits, including demand deposits	$1,936,972	$10,962		$1,737,930	$8,710		$1,614,553	$8,700
Cost of total deposits			0.57%			0.50%			0.54%
Total funding liabilities, including demand deposits	$2,215,635	$15,936		$1,986,608	$13,761		$1,910,569	$14,575
Cost of total funding liabilities			0.72%			0.69%			0.76%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.  The yield on investments before tax equivalent adjustments was 2.55%, 2.38% and 2.29% for the years ended December, 2017, 2016 and 2015 respectively.

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

	Year Ended December 31,			Year Ended December 31,
	2017 v. 2016			2016 v. 2015
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$8,064	$5,922	$13,986	$6,357	$2,097	$8,454
Investment securities	831	320	1,151	(873)	177	(696)
Other interest-earning assets	503	(120)	383	1,668	(1,476)	192
Total interest-earning assets	9,398	6,122	15,520	7,152	798	7,950
Interest-bearing liabilities:
Savings accounts	67	29	96	43	13	56
NOW accounts	3	—	3	4	3	7
Money market accounts	173	866	1,039	257	130	387
Certificates of deposit	186	171	357	(457)	(77)	(534)
Brokered deposit	475	282	757	94	—	94
Total interest-bearing deposits	904	1,348	2,252	(59)	69	10
FHLB advances	577	(654)	(77)	(924)	100	(824)
Total interest-bearing liabilities	1,481	694	2,175	(983)	169	(814)
Change in net interest income	$7,917	$5,428	$13,345	$8,135	$629	$8,764

Interest and Dividend Income.    Interest and dividend income increased $15.5 million, or 20.8% in 2017, compared to 2016, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans. Loan income increased $14.0 million to $83.9 million,  average loans increased by $234.5 million and the yield increased 25 basis points from a year ago.

Interest Expense.    Compared to 2016, interest expense for the year ended December 31, 2017 increased $2.2 million, or 15.8% to  $15.9 million from $13.8 million. The increase reflects an increase in average interest bearing deposits of 11.3% combined with a 8 basis point increase in cost of deposit funds, partially offset by an increase in average FHLB borrowings of 12.1% that was tempered by a 25 basis point decrease in borrowing costs. Borrowing maturities repriced at lower rates during 2017 resulting in the 25 basis improvement in borrowing costs.

Net Interest and Dividend Income.   Compared to 2016, net interest and dividend income for the year ended December 31, 2017 increased $13.4 million, or 21.9%, to $74.3 million from $61.0 million. The tax equivalent net interest spread increased 17 basis points to 2.88% for the year ended December 31, 2017 from 2.71% for the year ended December 31, 2016, and net interest margin on a tax equivalent basis increased 19 basis points to 3.04% for the year ended December 31, 2017 from 2.85% for the year ended December 31, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Segments.  The company has two reportable segments: HarborOne Bank and Merrimack Mortgage.  Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Revenue from Merrimack Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.  The table below shows the results of operations for the Company’s segments HarborOne Bank and Merrimack Mortgage for the years ended December 31, 2017 and 2016, and the increase or decrease in those results.

	HarborOne Bank				Merrimack Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$72,495	$59,122	$13,373	22.6%	$1,707	$1,873	$(166)	(8.9)%
Provision for loan losses	2,416	4,172	(1,756)	(42.1)	—	—	—	—
Net interest income, after provision for loan losses	70,079	54,950	15,129	27.5	1,707	1,873	(166)	(8.9)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(785)	(778)	(7)	(0.9)	(1,271)	(352)	(919)	(261.1)
Other	2,740	4,857	(2,117)	(43.6)	36,511	47,272	(10,761)	(22.8)
Total mortgage banking income	1,955	4,079	(2,124)	(52.1)	35,240	46,920	(11,680)	(24.9)
Other noninterest income	17,295	16,091	1,204	7.5	44	13	31	238.5
Total noninterest income	19,250	20,170	(920)	(4.6)	35,284	46,933	(11,649)	(24.8)
Noninterest expense	74,460	68,255	6,205	9.1	34,181	41,663	(7,482)	(18.0)
Income before income taxes	14,869	6,865	8,004	116.6	2,810	7,143	(4,333)	(60.7)
Provision for income taxes	7,382	2,195	5,187	236.3	(998)	3,076	(4,074)	(132.4)
Net income	$7,487	$4,670	$2,817	60.3%	$3,808	$4,067	$(259)	(6.4)%

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2017 and 2016.

Net Income.     Bank net income for the year ended December 31, 2017 increased $2.8 million to $7.5 million from $4.7 million for the year ended December 31, 2016.  The increase in net income reflects an increase of $13.4 million in net interest income and a $1.8 million decrease in provision for loan losses partially offset by a $920,000 decrease in noninterest income, a $6.2 million increase in noninterest expense, and a $5.2 million increase in the income tax provision.

Provision for Loan Losses.    We recorded a provision for loan losses of $2.4 million for the year ended December 31, 2017 compared to $4.2 million for the year ended December 31, 2016.  The provision reflects the continued growth in commercial loans shifting the composition of the loan portfolio to a higher percentage of commercial lending, which requires a higher level of loan loss reserves than loans secured by automobiles and residential property. Despite a similar commercial portfolio growth level in 2017 as compared to 2016, the provision was lower in 2017 due to updated peer data that resulted in lower general reserve rates on the commercial portfolio. Due to a lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data for general reserves. The level of net charge-offs was flat, recording $895,000 for the year ended December 31, 2017 as compared to $904,000 for the year ended December 31, 2016. Additionally, credit quality improved as nonaccrual loans declined to $17.9 million at December 31, 2017 from $21.2 million at December 31, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Compared to the year ended December 31, 2016, total noninterest income for the year ended December 31, 2017 decreased $920,000, or 4.6%, to $19.3 million from $20.2 million. The following table sets forth the components on non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$1,141	$3,112	$(1,971)	(63.3)
Processing, underwriting and closing fees	144	290	(146)	(50.3)
Secondary market loan servicing fees, net of guarantee fees	1,455	1,455	—	—
Changes in mortgage servicing rights fair value	(785)	(778)	(7)	0.9
Total mortgage banking income	1,955	4,079	(2,124)	(52.1)%
Deposit account fees	12,311	11,664	647	5.6
Income on retirement plan annuities	454	436	18	4.1
Gain on sale of consumer loans	66	79	(13)	(16.5)
Gain on sale and call of securities	—	283	(283)	(100.0)
Bank-owned life insurance income	1,024	1,088	(64)	(5.9)
Other	3,440	2,541	899	35.4
Total non-interest income	$19,250	$20,170	$(920)	(4.6)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$588	$1,144	$(556)	(48.6)%

Total mortgage banking income decreased $2.1 million or 52.1% primarily due to a  decrease in mortgage loan originations and sales of approximately 50.0% as compared to 2016. The higher mortgage interest rates and tight real estate inventories contributed to the decreased demand for residential real estate loans.

Deposit account fees increased $647,000 or 5.6% primarily due to increased debit card interchange income.

Other noninterest income increased $899,000 or 35.4% primarily due to a $1.2 million reversal of contingent consideration for the Merrimack Mortgage earn-out agreement that was settled in full in the fourth quarter of 2017. The earn-out was settled in anticipation of a consolidation of Merrimack Mortgage and the Bank’s residential mortgage lending division in 2018.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2017 increased $6.2 million, or 9.1% to $74.5 million from $68.3 million for the year ended December 31, 2016. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$41,795	$39,480	$2,315	5.9%
Occupancy and equipment	9,517	8,554	963	11.3
Data processing expenses	6,044	5,809	235	4.1
Loan expenses	1,460	1,471	(11)	(0.8)
Marketing	3,454	2,418	1,036	42.9
Deposit expenses	1,349	1,656	(307)	(18.5)
Postage and printing	1,177	1,020	157	15.4
Professional fees	3,264	2,050	1,214	59.2
Prepayment penalties on Federal Home Loan Bank advances	—	400	(400)	(100.0)
Foreclosed and repossessed assets	62	167	(105)	(62.9)
Deposit insurance	1,717	1,467	250	17.0
Other expenses	4,621	3,763	858	22.8
Total non-interest expense	$74,460	$68,255	$6,205	9.1%

Compensation and benefits increased $2.3 million or 5.9%. Contributing to the increase was a $1.9 million increase in salary expense due to a full year of expense for commercial lending and credit support staff and annual salary increases. Also contributing to the increase was an equity awards program for Bank employees established by the Company in 2017 that amounted to $1.5 million in

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

expense. The increases were partially offset by a $703,000 decrease in supplemental retirement expense due to additional expenses in 2016 for full vesting of the supplemental retirement for an executive.

Occupancy and equipment increased $963,000 or 11.3% primarily due to increased software licensing costs and other technology and equipment costs.

Marketing increased $1.0 million or 42.9% related to marketing costs to broaden our market reach and brand name recognition.

Professional fees increased $1.2 million or 59.2% due to increased consulting and audit and tax expenses.

Other expenses increased $858,000 or 22.8% and primarily reflects a $925,000 expense accrual to freeze the director postretirement benefit plan.

Income Tax Provision.    For the year ended December 31, 2017, the Bank recorded an expense of $7.4 million representing an effective tax rate of 49.6%.  For the year ended December 31, 2016, the tax provision expense was $2.2 million representing an effective tax rate of 32.0%. The effective tax rate increase reflects the impact of the enactment of the Tax Act of 2017.  The Tax Act of 2017 resulted in significant changes to the U.S. tax code, including a reduction in the top corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in tax rate, the Bank revalued its net deferred tax asset as of the enactment date and recorded an additional $2.0 million tax provision in 2017.

Merrimack Mortgage Segment

Results of Operations for the Year Ended December 31, 2017 and 2016.

Net Income.   Merrimack Mortgage recorded net income $3.8 million for the year ended December 31, 2017 as compared to $4.1 million for the year ended December 31, 2016. The Merrimack Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income. For the years ended December 31, 2017 and 2016, noninterest income totaled $35.3 million and $46.9 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$29,394	$40,170	$(10,776)	(26.8)%
Processing, underwriting and closing fees	3,519	4,584	(1,065)	(23.2)
Secondary market loan servicing fees net of guarantee fees	3,598	2,518	1,080	42.9
Changes in mortgage servicing rights fair value	(1,271)	(352)	(919)	(261.1)
Total mortgage banking income	$35,240	$46,920	$(11,680)	(24.9)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$2,227	$7,361	$(5,134)	(69.8)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

In the years ended December 31, 2017 and 2016, Merrimack Mortgage originated $1.02 billion and $1.36 billion, respectively of residential mortgage loans. The following tables provide additional loan production detail (dollars presented in thousands):

	Year Ended December 31,
	2017		2016
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$819,905	80.0%	$1,070,722	78.9%
Third Party	204,812	20.0	286,761	21.1
Total	$1,024,717	100.0%	$1,357,483	100.0%

Product Type
Conventional	$594,860	58.1%	$865,972	63.8%
Government	341,266	33.3	419,794	30.9
State Housing Agency	20,240	2.0	55,867	4.1
Jumbo	67,551	6.6	15,131	1.1
Seconds	799	0.1	719	0.0
Total	$1,024,716	100.0%	$1,357,483	100.0%

Purpose
Purchase	$808,264	78.9%	$881,381	64.9%
Refinance	216,029	21.1	476,102	35.1
Construction	424	0.0	—	—
Total	$1,024,717	100.0%	$1,357,483	100.0%

Overall, gain on sale of mortgage loans decreased $10.8 million or 26.8% due to decreased residential mortgage demand largely a result of decreased refinance activity in 2017. Included in the gain on mortgage sales was $2.2 million of originated mortgage servicing rights for the year ended December 31, 2017 as compared to $7.4 million for the year ended December 31, 2016. The decrease in originated mortgage servicing rights is due to a decrease in volume of servicing-retained sales in 2017 due in part to better pricing on servicing-released mortgage sales in 2017.

Processing, underwriting and closing fees decreased $1.1 million or 23.2% consistent with the decrease in origination volume.

Secondary market loan servicing fees, net of guarantee fees increased $1.1 million or 42.9% due to the increase in loans serviced. At December 31, 2017, the unpaid balance of the servicing portfolio totaled $1.39 billion as compared to $1.21 billion at December 31, 2016.

During the year ended December 31, 2017, the fair value of mortgage servicing rights decreased $1.3 million as compared to a decrease of $352,000 in 2016. The 10 year Treasury Constant Maturity rate (“10 year CMT”) decreased 5 basis points for the twelve months ended December 31, 2017 as compared to an increase of 18 basis points for the 12 months ended December 31, 2016. The 10 year CMT decreased 50 basis points in the first quarter of 2016 and, despite increasing, the losses recorded during 2016 were not fully recovered. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tends to increase. At December 31, 2017 and 2016, mortgage servicing rights were $16.0 million and $15.1 million, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense. Noninterest expense decreased $7.5 million or 18.0%, to $34.2 million for the year ended December 31, 2017 from $41.7 million. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$24,851	$29,803	$(4,952)	(16.6)%
Occupancy and equipment	2,179	1,668	511	30.7
Data processing expenses	113	57	56	98.2
Loan expenses	5,421	8,275	(2,854)	(34.5)
Marketing	141	181	(40)	(22.3)
Postage and printing	170	243	(73)	(30.1)
Professional fees	586	589	(3)	(0.5)
Other Expenses	720	847	(127)	(15.0)
Total non-interest expense	$34,181	$41,663	$(7,482)	(18.0)%

Compensation and benefits decreased $5.0 million or 16.6% due to the decrease in closed loan volume in 2017 as compared to 2016 resulting in a decrease in commission expense of $3.8 million. Additionally, Merrimack Mortgage paid $281,000 in incentives and other benefits in 2017 as compared to $1.4 million in 2016.

Occupancy and equipment increased $511,000 or 30.7% primarily due to a conversion to a new mortgage origination system in anticipation of the integration of Merrimack Mortgage and the Bank’s residential lending group.

Loan expense decreased $2.9 million or 34.5% due to the decrease in closed loan volume in 2017 as compared to 2016.

Income Tax Provision.    For the year ended December 31, 2017, Merrimack Mortgage recorded a tax benefit of $998,000 and for the year ended December 31, 2016, a tax provision expense of $3.1 million. The net tax benefit in 2017 is due to a $2.2 million benefit recorded as a result of the revaluation of deferred tax liabilities, primarily related to mortgage servicing rights, due to the Tax Act of 2017.

Comparison of Consolidated Results of Operations for the Years Ended December 31, 2016 and 2015

HarborOne Bancorp, Inc. Consolidated

Overview.     Consolidated net income for the year ended December 31, 2016 was $5.9 million compared to net income of $5.8 million for the year ended December 31, 2015. The Company was formed as a mutual holding company to a stock holding company on June 29, 2016. The 2016 results include a one-time contribution of $4.8 million to The HarborOne Foundation.

Interest and Dividend Income.     Interest and dividend income increased $8.0 million, or 11.9%, compared to the year ended December 31, 2015, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans. Loan income increased $8.5 million to $70.0 million and average loans increased by $184.9 million from the prior year.

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

	HarborOne Bank				Merrimack Mortgage (1)
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2016	2015	Dollars	Percent	2016	2015	2016	2015
	(dollars in thousands)

Net interest and dividend income	$59,122	$51,137	$7,985	15.6%	$1,873	$1,088	$785	72.2%
Provision for loan losses	4,172	1,257	2,915	231.9	—	—	—	—
Net interest income, after provision for loan losses	54,950	49,880	5,070	10.2	1,873	1,088	785	72.2
Mortgage banking income:
Changes in mortgage servicing rights fair value	(778)	(763)	(15)	2.0	(352)	283	(635)	(224.4)
Other	4,857	2,986	1,871	62.7	47,272	17,724	29,548	166.7
Total mortgage banking income	4,079	2,223	1,856	83.5	46,920	18,007	28,913	160.6
Other noninterest income	16,091	15,123	968	6.4	13	20	(7)	(35.0)
Total noninterest income	20,170	17,346	2,824	16.3	46,933	18,027	28,906	160.3
Noninterest expense	68,255	61,249	7,006	11.4	41,663	16,765	24,898	148.5
Income before income taxes	6,865	5,977	888	14.9	7,143	2,350	4,793	204.0
Provision for income taxes	2,195	1,631	564	34.6	3,076	928	2,148	231.5
Net income	$4,670	$4,346	$324	7.5%	$4,067	$1,422	$2,645	186.0%

(1) Amounts reported for the Merrimack Mortgage segment for 2015 are for the six months ended December 31, 2015, as they were acquired on July 1, 2015.

HarborOne Bank Segment

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

Noninterest Expense.     Noninterest expense for the year ended December 31, 2016 increased $7.0 million, or 11.4% to $68.3 million from $61.2 million for the year ended December 31, 2015.  The increase primarily reflects increased compensation and benefit costs of $6.6 million, as the Bank continued it’s hiring of additional commercial lending and credit support staff during 2016.  The significant compensation and benefit increases were $2.5 million in salaries, $1.2 million in ESOP expense and $1.2 million in incentive plan expenses.  Other elements of the year over year increase in noninterest expense are increases in marketing expense of $554,000, data processing of $437,000 and loan expenses of $316,000 offset by decreases in prepayment penalties on FHLB borrowings of $580,000 and other expenses of $404,000.  The decrease in other expenses was primarily due to a decrease in expenses related to strategic initiatives in 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

	Year Ended December 31,		Six Months Ended December 31,
	2016		2015
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$1,070,722	78.9%	$428,835	75.7%
Third Party	286,761	21.1	118,963	24.3
Total	$1,357,483	100.0%	$547,797	100.0%

Product Type
Conventional	$865,972	63.8%	$301,783	53.3%
Government	419,794	30.9	184,843	36.6
State Housing Agency	55,867	4.1	33,851	8.4
Jumbo	15,131	1.1	26,992	1.5
Seconds	719	0.0	327	0.1
Total	$1,357,483	100.0%	$547,797	100.0%

Purpose
Purchase	$881,381	64.9%	$412,682	77.4%
Refinance	476,102	35.1	133,008	22.3
Construction	—	—	2,108	0.3
Total	$1,357,483	100.0%	$547,798	100.0%

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Noninterest Expense.     Noninterest expense for the year ended December 31, 2016 was $41.7 million, compensation and benefits expense was $29.8 million, including $8.6 million in salary expense and $17.4 million in commission related expenses, or 1.28% of closed loan volume.  Additionally, loan expenses were $8.3 million and included $6.8 million of direct loan origination expenses associated with the origination of $1.36 billion of mortgage loans and sub-servicing related expenses were $684,000.  Occupancy expenses were $1.7 million for the year ended December 31, 2016 and is primarily rent.

Compensation and benefit expenses totaled $12.5 million for the six months ended December 31, 2015. Salary expense was primarily commission-related expenses of $7.1 million, or 1.31% of closed loan volume. Loan expenses totaled $2.8 million for the six months ended December 31, 2015, and included direct loan origination expenses of $1.9 million associated with the origination of $547.8 million of mortgage loans, $333,000 for subservicing expenses and $200,000 in repurchase reserve expense. Occupancy expense totaled $853,000 for the six months ended December 31, 2015, and primarily consisted of rent expense.

Asset Quality

The following table provides information with respect to our nonperforming assets, and troubled debt restructurings, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$13,308	$16,456	$25,841	$31,333	$29,729
Second mortgages and equity lines of credit	876	1,686	2,386	1,102	2,301
Commercial real estate	312	—	173	1,241	654
Construction	130	134	136	—	482
Commercial	3,038	2,674	558	1,053	897
Consumer	191	230	333	555	175
Total nonaccrual loans (1)	17,855	21,180	29,427	35,284	34,238
Other real estate owned:
One- to four-family residential	665	1,767	2,286	2,915	2,884
Other repossessed assets	97	—	61	11	11
Total nonperforming assets	18,617	22,947	31,774	38,210	37,133
Performing troubled debt restructurings	20,377	25,134	24,963	26,814	31,492
Total nonperforming assets and performing troubled debt restructurings	$38,994	$48,081	$56,737	$65,024	$68,625

Total nonperforming loans to total loans (2)	0.81%	1.06%	1.69%	2.12%	2.13%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.45%	1.96%	2.62%	3.18%	3.51%
Total nonperforming assets to total assets	0.69%	0.94%	1.47%	1.87%	1.90%

(1) $6.9 million and $7.5 million of troubled debt restructurings are included in total nonaccrual loans at December 31, 2017 and 2016, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the years ended December 31, 2017, 2016 and 2015, amounted to $2.3 million, $2.7 million and $3.0 million, respectively.  If nonperforming and restructured loans had been performing in accordance with their original terms, we estimate the income earned on those loans to be $2.3 million, $2.7 million and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The Company utilizes a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	December 31,
	2017	2016	2015
	(in thousands)

Classified loans:
Substandard	$1,990	$2,287	$645
Doubtful	827	387	393
Loss	—	—	—
Total classified loans	2,817	2,674	1,038
Special mention	818	261	3,362
Total criticized loans	$3,635	$2,935	$4,400

None of the special mention assets at December 31, 2017, 2016 or 2015 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At December 31, 2017, our allowance for loan losses was $18.5 million, or 0.84% of total loans and 103.55% of nonperforming loans. At December 31, 2016, our allowance for loan losses was $17.0 million, or 0.85% of total loans and 80.12% of nonperforming loans. Nonperforming loans at December 31, 2017 were $17.9 million, or 0.81% of total loans, compared to $21.2 million, or 1.06% of total loans, at December 31, 2016. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

Delinquencies.     The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2017			2016			2015			2014			2013
	Days Past Due			Days Past Due			Days Past Due			Days Past Due			Days Past Due
			90 or			90 or			90 or			90 or			90 or
	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more
	(in thousands)

Residential real estate:
One- to four-family	$3,269	$1,116	$5,267	$4,955	$1,873	$7,964	$5,779	$419	$9,978	$8,072	$1,455	$14,670	$10,658	$5,599	$12,776
Second mortgages and equity lines of credit	256	110	296	588	190	724	610	164	844	937	645	590	1,174	817	429
Commercial real estate	—	312	—	—	—	-	—	—	173	—	—	279	—	296	357
Construction	—	—	—	—	—	134	—	—	136	—	—	—	—	—	481
Commercial	2	—	260	55	—	387	18	—	—	2,466	39	349	17	—	572
Consumer	1,673	364	183	2,081	338	173	2,272	385	193	3,429	532	328	4,916	423	175
Total	$5,200	$1,902	$6,006	$7,679	$2,401	$9,382	$8,679	$968	$11,324	$14,904	$2,671	$16,216	$16,765	$7,135	$14,790

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	December 31,
	2017			2016			2015			2014			2013
		% of			% of			% of			% of			% of
		Allowance			Allowance			Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$3,375	18.25%	30.98%	$4,193	24.70%	34.09%	$5,000	36.50%	41.07%	$6,968	50.01%	46.51%	$5,968	41.08%	50.66%
Second mortgages and equity lines of credit	525	2.84	4.07	770	4.54	4.68	816	5.96	5.74	787	5.65	5.78	765	5.27	6.04
Commercial real estate	7,835	42.38	29.95	7,150	42.14	24.93	4,365	31.86	15.34	2,628	18.86	8.62	1,988	13.68	4.01
Construction	1,910	10.33	5.88	924	5.45	2.94	581	4.24	2.07	452	3.24	1.58	899	6.19	1.87
Commercial	2,254	12.19	5.00	1,920	11.32	5.05	1,454	10.61	4.07	1,095	7.86	2.87	1,141	7.85	1.44
Consumer	1,000	5.41	24.12	780	4.60	28.31	830	6.06	31.71	1,255	9.01	34.64	2,448	16.85	35.98
Total general and allocated allowance	16,899	91.40	100.00%	15,737	92.75	100.00%	13,046	95.23	100.00%	13,185	94.62	100.00%	13,209	90.91	100.00%
Unallocated	1,590	8.60		1,231	7.25		654	4.77		749	5.38		1,320	9.09
Total	$18,489	100.00%		$16,968	100.00%		$13,700	100.00%		$13,934	100.00%		$14,529	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Allowance at beginning of period	$16,968	$13,700	$13,934	$14,529	$17,254
Provision for loan losses	2,416	4,172	1,257	2,589	2,235
Charge offs:
Residential real estate:
One- to four-family	(126)	(346)	(860)	(2,223)	(2,977)
Second mortgages and equity lines of credit	(18)	(56)	(161)	(352)	(385)
Commercial real estate	—	—	—	(67)	(41)
Construction	—	—	—	(67)	(631)
Commercial	(134)	(27)	—	(229)	(110)
Consumer	(1,039)	(935)	(1,007)	(949)	(1,146)
Total charge-offs	(1,317)	(1,364)	(2,028)	(3,887)	(5,290)

Recoveries:
Residential real estate:
One- to four-family	96	203	358	393	54
Second mortgages and equity lines of credit	70	66	—	—	—
Commercial real estate	—	—	—	—	—
Construction	—	—	—	130	—
Commercial	16	9	7	2	—
Consumer	240	182	172	178	276
Total recoveries	422	460	537	703	330
Net charge-offs	(895)	(904)	(1,491)	(3,184)	(4,960)
Allowance at end of period	$18,489	$16,968	$13,700	$13,934	$14,529
Total loans outstanding (1)	$2,188,322	$1,998,715	$1,743,088	$1,665,828	$1,606,343
Average loans outstanding	$2,165,806	$1,931,271	$1,746,346	$1,618,958	$1,566,556
Allowance for loan losses as a percent of total loans outstanding (1)	0.84%	0.85%	0.79%	0.84%	0.90%
Annualized net loans charged off as a percent of average loans outstanding	0.04%	0.05%	0.09%	0.20%	0.32%
Allowance for loan losses to nonperforming loans	103.55%	80.12%	46.56%	39.49%	42.44%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

 For the years ended December 31, 2017 and 2016, we recorded a provision for loan losses of $2.4 million and $4.2 million, respectively. This decrease reflects commercial and commercial real estate loan growth partially offset by lower general reserves on the commercial portfolio based on updated peer data. Additionally general reserves on residential real estate decreased as the historical charge off rate base improved. Charge off rates, as the basis for residential real estate and consumer loan general reserve allocations, directly impact the allowance for loan loss analysis as does lower allocated reserves resulting from the improved credit quality.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

As of December 31, 2017, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

December 31, 2017
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	1.60%
(100)	(4.10)%

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

The table below sets forth, as of December 31, 2017, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2017
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$457,049	$(8,992)	(1.9)%	18.5%	1.11
0	466,041	—	—	17.4
- 100	429,496	(36,545)	(7.8)	15.7	(1.69)

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

The Company has both a liquidity and contingent liquidity policy.  The management of both policies is monitored by ALCO which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  The projected cash flows are stress tested quarterly to estimate the needs for contingent funding outside of the normal course of business.  To supplement liquidity the Company has available collateral at both the Federal Home Loan Bank of Boston (“FHLBB”), Federal Reserve Bank of Boston and Co-operative Central Bank.  At December 31, 2017 the bank had $197.7 million of collateral available at the FHLBB, $136.1 million at Federal Reserve Bank of Boston and $5.0 million with the Co-Operative Central Bank.  At December 31, 2017 the Bank had $290.4 million outstanding with the FHLBB.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017 cash and cash equivalents totaled $80.8 million.

Net cash provided by operating activities was $43.9 million for the year ended December 31, 2017 compared to $4.3 million of net cash used by operating activities for the year ended December 31, 2016. Our primary investing activities are originating loans and purchasing securities.  Net cash used in investing activities was $237.4 million and $254.4 million for the years ended December 31, 2017 and 2016, respectively.  During the years ended December 31, 2017 and December 31, 2016, we had $207.8 million and $303.5 million, respectively, of loan originations and participation-in loan purchases, net of principal payments. We also sold portfolio loans of  $5.0 million and $39.8 million in 2017 and 2016, respectively. During the year ended December 31, 2017, we purchased $59.2 million of securities and received proceeds from the maturities, prepayments and calls totaling $25.4 million. During the year ended December 31, 2016, those amounts were $43.7 million and $41.0 million, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock, was $224.1 million and $268.3 million for the years ended December 31, 2017 and 2016, respectively. The net increase in deposits was $209.0 million for the year ended December 31, 2017 as compared to a net increase of $113.5 million for the prior year. During the year ended December 31, 2016 the issuance of common stock resulted in $140.5 million in cash from financing activities.

HarborOne Bank is subject to various regulatory capital requirements. At December 31, 2017, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 19 to our audited Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

At December 31, 2017, we had outstanding commitments to originate loans of $86.8 million and unadvanced funds on loans of $293.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $316.2 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of contractual obligations aggregated by obligation type at December 31, 2017.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(in thousands)

FHLB advances	$155,250	$110,000	$25,000	$115	$290,365
Certificates of deposit	316,215	177,352	47,697	—	541,264
Operating leases	1,591	2,198	753	944	5,486
Total contractual obligations	$473,056	$289,550	$73,450	$1,059	$837,115

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Management of Market Risk”.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HarborOne Bancorp, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HarborOne Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of net income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company's auditor since 2008.

Boston, Massachusetts

March 9, 2018

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2017	2016

Assets
Cash and due from banks	$16,348	$16,464
Short-term investments	64,443	33,751
Total cash and cash equivalents	80,791	50,215

Securities available for sale, at fair value	170,853	136,469
Securities held to maturity, at amortized cost	46,869	47,877
Federal Home Loan Bank stock, at cost	15,532	15,749
Loans held for sale, at fair value	59,460	86,443
Loans	2,194,967	1,998,715
Less: Allowance for loan losses	(18,489)	(16,968)
Net loans	2,176,478	1,981,747
Accrued interest receivable	6,545	5,603
Other real estate owned and repossessed assets	762	1,767
Mortgage servicing rights, at fair value	21,092	20,333
Property and equipment, net	24,487	24,193
Retirement plan annuities	12,498	12,044
Bank-owned life insurance	40,446	39,421
Deferred income taxes, net	843	610
Goodwill and other intangible assets	13,497	13,585
Other assets	14,767	12,254
Total assets	$2,684,920	$2,448,310

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$264,453	$239,210
Interest-bearing deposits	1,675,795	1,511,498
Brokered deposits	73,490	54,045
Total deposits	2,013,738	1,804,753
Short-term borrowed funds	44,000	80,000
Long-term borrowed funds	246,365	195,119
Mortgagors' escrow accounts	5,221	5,034
Accrued interest payable	518	545
Other liabilities and accrued expenses	31,594	33,475
Total liabilities	2,341,436	2,118,926

Commitments and contingencies (Notes 9, 14 and 15)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,647,395 and 32,120,880 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	327	321
Additional paid-in capital	147,060	144,420
Retained earnings	207,590	197,211
Treasury stock, at cost, 14,900 shares at December 31, 2017	(280)	—
Accumulated other comprehensive loss	(528)	(1,290)
Unearned compensation - ESOP	(10,685)	(11,278)
Total stockholders' equity	343,484	329,384

Total liabilities and stockholders' equity	$2,684,920	$2,448,310

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share data)	2017	2016	2015

Interest and dividend income:
Interest and fees on loans	$81,114	$67,172	$59,988
Interest on loans held for sale	2,739	2,695	1,425
Interest on taxable securities	4,404	3,223	3,906
Interest on non-taxable securities	867	889	896
Other interest and dividend income	1,160	777	585
Total interest and dividend income	90,284	74,756	66,800

Interest expense:
Interest on deposits	10,962	8,710	8,700
Interest on borrowed funds	4,974	5,051	5,875
Total interest expense	15,936	13,761	14,575

Net interest and dividend income	74,348	60,995	52,225
Provision for loan losses	2,416	4,172	1,257

Net interest income, after provision for loan losses	71,932	56,823	50,968

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(2,056)	(1,130)	(480)
Other	39,251	52,129	20,710
Total mortgage banking income	37,195	50,999	20,230
Deposit account fees	12,311	11,664	11,194
Income on retirement plan annuities	455	436	595
Gain on sale of consumer loans	78	79	136
Gain on sale and call of securities, net	—	283	295
Bank-owned life insurance income	1,024	1,088	1,156
Other income	3,471	2,554	1,767
Total noninterest income	54,534	67,103	35,373

Noninterest expense:
Compensation and benefits	66,223	69,073	45,403
Occupancy and equipment	11,706	10,221	9,246
Data processing	6,157	5,867	5,392
Loan expenses	6,881	9,746	3,949
Marketing	3,595	2,599	1,924
Deposit expenses	1,349	1,656	1,367
Postage and printing	1,388	1,284	1,205
Professional fees	4,233	2,710	2,181
Prepayment penalties on Federal Home Loan Bank advances	—	400	980
Foreclosed and repossessed assets	62	167	224
Deposit insurance	1,717	1,466	1,716
Charitable foundation contributions	—	4,820	—
Other expenses	6,103	4,689	4,427
Total noninterest expense	109,414	114,698	78,014

Income before income taxes	17,052	9,228	8,327

Income tax provision	6,673	3,297	2,559

Net income	$10,379	$5,931	$5,768

Earnings per common share:
Basic	$0.33	N/A	N/A
Diluted	$0.33	N/A	N/A
Weighted average shares outstanding:
Basic	31,228,317	N/A	N/A
Diluted	31,228,317	N/A	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2017	2016	2015

Net income	$10,379	$5,931	$5,768
Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses)	211	(951)	(62)
Reclassification adjustment for net realized gains	—	(283)	(295)
Net unrealized gains (losses)	211	(1,234)	(357)
Related tax effect	(74)	430	125
Net-of-tax amount	137	(804)	(232)

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost and actuarial gains	1,162	235	231
Gain (loss) and prior service cost	(146)	(36)	(135)
Net unrealized gains	1,016	199	96
Related tax effect	(391)	(93)	(39)
Net-of-tax amount	625	106	57

Total other comprehensive income (loss)	762	(698)	(175)

Comprehensive income	$11,141	$5,233	$5,593

Amortization of prior service cost is included in compensation and benefits in the Consolidated Statements of Operations.  Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the Consolidated Statements of Operations.  The related income tax expense on reclassifications for securities available for sale for the years ended December 31, 2016 and 2015 was $113,000 and $118,000, respectively.  The related income tax benefit on reclassification adjustment for amortization of prior service cost for the years ended December 31, 2017, 2016 and 2015 was $327,000,  $93,000 and $93,000, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
			Additional		Treasury	Other	Unearned	Total
	Common Stock		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Loss	- ESOP	Equity

Balance at December 31, 2014	—	$—	$—	$183,875	$—	$(417)	$—	$183,458

Change in accounting principle, net of tax (Note 1)	—	—	—	1,637	—	—	—	1,637

Comprehensive income (loss)	—	—	—	5,768	—	(175)	—	5,593

Balance at December 31, 2015	—	—	—	191,280		(592)	—	190,688

Comprehensive income (loss)	—	—	—	5,931	—	(698)	—	5,233

Issuance of common stock to the mutual holding company	17,281,034	172	—	—	—	—	—	172

Issuance of common stock for initial public offering, net of costs of $3,914	14,454,396	145	140,212	—	—	—	—	140,357

Issuance of common stock to the HarborOne Foundation	385,450	4	3,851	—	—	—	—	3,855

Purchase of 1,187,188 shares by the ESOP	—	—	—	—	—	—	(11,872)	(11,872)

ESOP shares committed to be released (59,359 shares)	—	—	357	—	—	—	594	951

Balance at December 31, 2016	32,120,880	321	144,420	197,211	—	(1,290)	(11,278)	329,384

Comprehensive income	—	—	—	10,379	—	762	—	11,141

ESOP shares committed to be released (59,359 shares)	—	—	550	—	—	—	593	1,143

Restricted stock awards granted	541,415	6	(6)	—	—	—	—	—

Share-based compensation expense	—	—	2,096	—	—	—	—	2,096

Repurchase of common stock	(14,900)	—	—	—	(280)	—		(280)

Balance at December 31, 2017	32,647,395	$327	$147,060	$207,590	$(280)	$(528)	$(10,685)	$343,484

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015

Cash flows from operating activities:
Net income	$10,379	$5,931	5,768
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	2,416	4,172	1,257
Net amortization of securities premiums/discounts	677	783	921
Net amortization of net deferred loan costs/fees and premiums	4,718	6,111	7,110
Depreciation and amortization of premises and equipment	2,892	2,551	2,597
Change in mortgage servicing rights fair value	2,056	1,130	480
Mortgage and consumer servicing rights capitalized	(2,844)	(8,561)	(3,522)
Amortization of consumer servicing rights	54	68	74
Accretion of fair value adjustment on loans and deposits, net	(295)	(349)	(177)
Amortization of intangible assets	88	89	182
Gain on sale and call of securities, net	—	(283)	(295)
Bank-owned life insurance income	(1,024)	(1,088)	(1,156)
Income on retirement plan annuities	(455)	(436)	(595)
Gain on sale of portfolio loans	(36)	(365)	(151)
Net loss (gain) on sale and write-down of other real estate owned and repossessed assets	98	(72)	(244)
Deferred income tax (benefit) provision	(698)	(1,262)	1,139
Issuance of common stock to The HarborOne Foundation	—	3,855	—
ESOP expenses	1,143	951	—
Share-based compensation expense	2,096	—	—
Net change in:
Loans held for sale	26,983	(22,646)	20,412
Other assets and liabilities, net	(4,373)	5,106	(4,442)
Net cash provided (used) by operating activities	43,875	(4,315)	29,358

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	21,655	25,639	30,797
Purchases	(56,163)	(43,708)	(42,682)
Sales	—	8,735	30,730
Activity in securities held to maturity:
Maturities, prepayment and calls	3,719	15,373	4,398
Purchases	(3,052)	—	(9,946)
Net (purchase) redemption of FHLB stock	217	2,986	(104)
Investment in Bank-owned life insurance	—	—	(513)
Redemption of retirement plan annuities	—	—	11,802
Proceeds from sale of portfolio loans	5,007	39,831	56,330
Participation-in loan purchases	(73,593)	(73,825)	(46,003)
Loan originations, net of principal payments	(134,233)	(229,631)	(97,579)
Proceeds from sale of other real estate owned and repossessed assets	2,192	2,349	3,310
Additions to property and equipment	(3,186)	(2,138)	(1,486)
Acquisition of Merrimack Mortgage Company (net of cash acquired)	—	—	(18,618)
Net cash used by investing activities	(237,437)	(254,389)	(79,564)

(continued)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015

Cash flows from financing activities:
Net increase in deposits	208,985	113,541	191,097
Net change in borrowed funds with maturities less than ninety days	(36,000)	80,000	(70,000)
Proceeds from other borrowed funds	91,250	20,025	45,000
Repayment of other borrowed funds	(40,004)	(74,504)	(55,004)
Repayment of notes payable assumed in acquisition	—	—	(73,657)
Net change in mortgagors' escrow accounts	187	548	439
Issuance of common stock	—	140,529	—
Purchase of shares by the ESOP	—	(11,872)	—
Repurchase of common stock	(280)	—	—
Net cash provided by financing activities	224,138	268,267	37,875

Net change in cash and cash equivalents	30,576	9,563	(12,331)

Cash and cash equivalents at beginning of period	50,215	40,652	52,983

Cash and cash equivalents at end of period	$80,791	$50,215	40,652

Supplemental cash flow information:
Interest paid on deposits	$10,922	$8,694	8,703
Interest paid on borrowed funds	5,024	5,087	5,933
Income taxes paid	5,561	3,700	1,094
Transfer of loans to other real estate owned and repossessed assets	1,285	1,697	2,444
Transfer of loans to loans held for sale	5,088	—	—
Increase in MSRs due to change in accounting principle	—	—	2,725
Transfer of retirement plan annuities to bank-owned life insurance	—	—	1,285

Schedule of non-cash activities related to acquisition:
Fair value of non-cash tangible assets acquired	—	—	89,926
Goodwill and non-compete intangible asset	—	—	10,532
Fair value of liabilities assumed	—	—	81,840

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

HarborOne Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose principal subsidiary is HarborOne Bank (the “Bank”). The Bank is a state-chartered co-operative bank whose primary subsidiary is a residential mortgage banking company, Merrimack Mortgage Company, LLC (“Merrimack Mortgage” or “MMC”) acquired on July 1, 2015. The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries Legion Parkway Company LLC, a security corporation formed on July 13, 2016 and HarborOne Bank; and the Bank’s wholly-owned subsidiaries.  In addition to Merrimack Mortgage, the Bank has two security corporation subsidiaries.  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The Company established Legion Parkway Company LLC for the same purpose.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Upon the completion of the stock offering, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus. The Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases in an eligible account holder’s qualifying deposits do not restore such holder’s interest in the liquidation account.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Changes in Accounting Principle

Effective January 1, 2015, the Company elected to account for its mortgage servicing assets at fair value.  All of the Company’s mortgage servicing assets are classified in a single class of servicing assets.  In conjunction with its acquisition of MMC, the Company evaluated its accounting policies in the mortgage banking business and decided to elect the fair value option for mortgage servicing assets to be consistent across the combined Company.  A cumulative–effect adjustment of $1.6 million, net of tax, was made to retained earnings as of January 1, 2015.  Changes in fair value are reported in mortgage banking income.

Significant Group Concentration of Credit Risk

The Company has cash and federal fund balances on deposit at correspondent banks that exceed insurable limits.  The Company has not experienced any losses on such amounts.  At December 31, 2017, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $26.4 million.  Most of the Company’s lending activities are with borrowers located within eastern Massachusetts.  The ability and willingness of residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic area and real estate values.  Note 6 provides the detail of the Company’s loan portfolio and Note 4 provides the detail of the Company’s investment portfolio.  The Company does not have any significant concentrations to any one industry or customer.

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

Gains or losses on disposition of securities are recorded on the trade date and are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, except for premiums on callable securities, which are amortized to the earliest call date, effective January 1, 2017 upon adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis.  As of December 31, 2017, no impairment has been recognized.

Mortgage Loans Held for Sale

Residential mortgage loans originated with the intent to sell are classified as held-for-sale and are carried at fair value.  At the time of the acquisition of MMC, the Company evaluated its accounting policies for loans held for sale, and elected to use the fair value option.  The fair value option better aligns the accounting method with management’s strategies for managing the risks of mortgage loans held for sale.  Loan origination costs for loans held for sale that the Company accounts for under the fair value option are recognized in noninterest expense when incurred.  Changes in fair value are recognized in mortgage banking income.

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

General component

The general component of the allowance for loan losses is based on historical and peer loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans. Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.    Adjustments to loss rates are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2017.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Commercial real estate – Loans in this segment are primarily secured by income-producing properties and owner occupied commercial properties in southeastern New England.  The underlying cash flows generated by the properties and operations can be adversely impacted by a downturn in the due to vacancy rates and diminished cash flows, which in turn, could have an effect on the credit quality in this segment.  Management obtains financial statements annually and continually monitors the cash flows of these loans.

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

Consumer – Loans in this segment are generally secured by automobiles or are unsecured and repayment is dependent on the credit quality of the individual borrower.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Unallocated component

The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally the Company's unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of imprecision to management's estimates.

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

Retirement Plan Annuities

Retirement plan annuities are reflected on the balance sheets at the face amount of the policies.  Changes in recorded value are reflected in income on retirement plan annuities on the Consolidated Statements of Operations.

Bank-owned life insurance

Bank-owned life insurance policies are reflected on the Consolidated Balance Sheets at net cash surrender value.  Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in bank-owned life insurance income on the Consolidated Statements of Operations and are not subject to income taxes.  The Company is the beneficiary on these life insurance policies which are purchased for select employees of the Company.

Employee Stock Ownership Plan

Compensation expense for the Company’s ESOP is recorded at an amount equal to the shares committed to be allocated by the ESOP multiplied by the average fair market value of the shares during the year.  The Company recognizes compensation expense ratably

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

over the year based upon the Company’s estimate of the number of shares committed to be allocated by the ESOP.  The difference between the average fair market value and the cost of the shares committed to be allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Mortgage Servicing Rights

The Company services mortgage loans for others.  Mortgage servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets and are carried at fair value.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Goodwill and Identifiable Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition.  Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized.  Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized on a straight-line basis over their estimated lives.  Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment test uses a combined qualitative and quantitative approach.  The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed.  The quantitative impairment test compares book value to the fair value of the reporting unit.    If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment.  The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including the two security corporations, and MMC.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period on enactment.  Accordingly, changes resulting from the Tax Act of 2017 enacted on December 22, 2017 have been recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2017 (see Note 13).  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company elected to early adopt FASB ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, therefore excess tax benefits or deficiencies are recorded in the income statement as part of the provision for income taxes on a prospective basis.  For interim reporting purposes, the excess tax benefits or deficiencies are recorded as discrete items in the period in which they occur.  In addition, when calculating incremental shares for earnings per share, excess tax benefits are excluded from assumed proceeds.  There was no income tax benefit recorded in the provision for income taxes relating to excess tax benefits on share-based compensation for the year ended December 31, 2017.

We record uncertain tax positions in accordance with FASB ASU 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  The Company records interest and penalties as part of income tax expense.

Stock-based Compensation Plans

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees.  The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards.  Compensation cost is recognized over the requisite service period as a component of compensation expense.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. In accordance with ASU 2016-09, the Company has elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures).

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

Treasury Stock

Any shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock.  All treasury stock is held at cost.  The Company adopted a share repurchase program on October 27, 2017.  The Company may repurchase up to 1,633,155 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares.

Recent Accounting Pronouncements

As an “emerging growth company” as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies.  As of December 31, 2017, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”).  ASU 2018-02 amends ASU Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act of 2017.  Consequently, this amendment eliminates the stranded tax effects resulting from the Tax Act of 2017.  As permitted, the Company early adopted this amendment in the first quarter of 2018 and reclassified $104,000 from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act of 2017.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This guidance changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. This guidance also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error corrections if a company applies the shortcut method inappropriately.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not currently have any hedging derivatives within the scope of the ASU.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management has identified an implementation team that is in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation. The adoption of the ASU may result in an increase in the allowance for loan losses but the magnitude of the increase and its impact has not yet been quantified and depends on economic conditions at the time of adoption.

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  This update also requires companies to utilize and “exit price” fair value methodology when measuring the fair value of financial instruments.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Management currently does not expect this to have a material impact on the Company's Consolidated Financial Statements as the Company does not currently hold any equity securities.

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

2.CASH AND DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2017 and 2016, reserve balances amounted to $2.3 million and $3.6 million, respectively.

3.SHORT-TERM INVESTMENTS

Short-term investments consist of interest-bearing deposit accounts with balances of $64.4 million and $33.8 million as of December 31, 2017 and 2016, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

4.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

December 31, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$17,985	$—	$178	$17,807
U.S. government-sponsored residential mortgage-backed securities	74,368	132	630	73,870
U.S. government-sponsored collateralized mortgage obligations	36,753	35	106	36,682
SBA asset-backed securities	42,558	102	166	42,494
Total securities available for sale	$171,664	$269	$1,080	$170,853

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$17,452	$97	$214	$17,335
U.S. government-sponsored collateralized mortgage obligations	2,042	54	—	2,096
SBA asset-backed securities	2,991	—	14	2,977
Municipal bonds	24,384	882	—	25,266
Total securities held to maturity	$46,869	$1,033	$228	$47,674

December 31, 2016:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$9,983	$—	$236	$9,747
U.S. government-sponsored residential mortgage-backed securities	55,730	—	883	54,847
U.S. government-sponsored collateralized mortgage obligations	38,926	339	82	39,183
SBA asset-backed securities	32,852	40	200	32,692
Total securities available for sale	$137,491	$379	$1,401	$136,469

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$20,306	$115	$283	$20,138
U.S. government-sponsored collateralized mortgage obligations	2,528	117	—	2,645
Municipal bonds	25,043	1,146	—	26,189
Total securities held to maturity	$47,877	$1,378	$283	$48,972

Two mortgage-backed securities with a total fair value of $5.8 million are pledged as collateral for interest rate swap agreements as of December 31, 2017 (see Note 15).  All of the U.S. government-sponsored collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the FHLB of Boston as of December 31, 2017 (see Note 12).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2017 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$13,000	$12,921	$4,437	$4,548
Over 10 years	4,985	4,886	19,947	20,718
	17,985	17,807	24,384	25,266

U.S. government-sponsored residential mortgage-backed securities	74,368	73,870	17,452	17,335
U.S. government-sponsored collateralized mortgage obligations	36,753	36,682	2,042	2,096
SBA asset-backed securities	42,558	42,494	2,991	2,977

Total	$171,664	$170,853	$46,869	$47,674

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of six to twenty-seven years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Sales
Proceeds	$—	$8,735	$30,730
Gross gains	—	242	277
Gross losses	—	—	(90)

Calls
Proceeds (1)	$400	$15,725	$5,000
Gross gains	—	41	108
Gross losses	—	—	—

(1) December 31, 2017 proceeds from calls consists of one held to maturity security.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2017 and December 31, 2016 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

December 31, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$20	$4,980	$158	$9,827
U.S. government-sponsored residential mortgage-backed securities	155	31,684	475	26,123
U.S. government-sponsored collateralized mortgage obligations	53	10,886	53	2,870
SBA asset-backed securities	95	24,205	71	4,730
	$323	$71,755	$757	$43,550

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$91	$8,211	$123	$6,970
SBA asset-backed securities	14	2,977	—	—
	$105	$11,188	$123	$6,970

December 31, 2016:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$236	$9,747	$—	$—
U.S. government-sponsored residential mortgage-backed securities	712	43,684	171	11,163
U.S. government-sponsored collateralized mortgage obligations	82	7,779	—	—
SBA asset-backed securities	200	26,153	—	—
	$1,230	$87,363	$171	$11,163

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$283	$17,526	$—	$—

Management evaluates securities for OTTI at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2017, forty-two debt securities with an amortized cost of $134.8 million have unrealized losses with aggregate depreciation of 0.97% from the Company’s amortized cost basis. The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at December 31, 2017

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

5.MORTGAGE LOANS HELD FOR SALE

At December 31, 2017 and 2016, there were no mortgage loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held for sale accounted for under the fair value option:

	December 31,
	2017	2016
	(in thousands)

Loans held for sale, fair value	$59,460	$86,443
Loans held for sale, contractual principal outstanding	57,575	85,024
Fair value less unpaid principal balance	$1,885	$1,419

Changes in the fair value of mortgage loans held for sale are classified in mortgage banking income in the Consolidated Statements of Operations.  None of the changes in fair value for 2017 or 2016 are attributable to instrument-specific credit risk.  Included in mortgage banking income is $30.5 million, $43.0 million and $16.5 million of gains on the sale of mortgage loans held for sale, including originated mortgage servicing rights, for the years ended December 31, 2017, 2016 and 2015, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

6.LOANS

A summary of the balances of loans follows:

	December 31,
	2017	2016
	(in thousands)

Residential real estate:
One- to four-family	$677,837	$677,946
Second mortgages and equity lines of credit	89,080	92,989
Commercial real estate	655,419	495,801
Construction	128,643	58,443
Total mortgage loans on real estate	1,550,979	1,325,179

Commercial	109,523	100,501

Consumer loans:
Auto	513,728	547,400
Personal	14,092	15,704
Total consumer loans	527,820	563,104

Total loans	2,188,322	1,988,784

Allowance for loan losses	(18,489)	(16,968)
Net deferred loan costs	6,645	9,931

Loans, net	$2,176,478	$1,981,747

During the years ended December 31, 2017, 2016 and 2015, the Company sold indirect auto loans of $5.0 million, $10.0 million and $31.3 million, respectively, and recognized gain on sale of consumer loans of $78,000, $79,000 and $136,000, respectively.  The unpaid principal balance of indirect auto loans serviced for others was $22.4 million and $31.4 million at December 31, 2017 and 2016, respectively.

The Company did not sell any residential portfolio loans during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, the Company sold residential portfolio loans of $29.5 million and $24.0 million, respectively, and recognized gains on sales of $572,000 and $281,000,  respectively.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2017 and 2016, the Company was servicing loans for participants aggregating $85.2 million and $45.3 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is the activity in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(1,085)	685	986	452	1,019	359	2,416
Charge-offs	(144)	—	—	(134)	(1,039)	—	(1,317)
Recoveries	166	—	—	16	240	—	422
Balance at December 31, 2017	$3,900	$7,835	$1,910	$2,254	$1,000	$1,590	$18,489

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(720)	2,785	343	484	703	577	4,172
Charge-offs	(402)	—	—	(27)	(935)	—	(1,364)
Recoveries	269	—	—	9	182	—	460
Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Balance at December 31, 2014	$7,755	$2,628	$452	$1,095	$1,255	$749	$13,934

Provision (credit) for loan losses	(1,276)	1,737	129	352	410	(95)	1,257
Charge-offs	(1,021)	—	—	—	(1,007)	—	(2,028)
Recoveries	358	—	—	7	172	—	537
Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Allocation of the allowance to loan segments at December 31, 2017 and 2016 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

December 31, 2017:
Loans:
Impaired loans	$34,310	$312	$130	$3,069	$—	$—	$37,821
Non-impaired loans	732,607	655,107	128,513	106,454	527,820	—	2,150,501
Total loans	$766,917	$655,419	$128,643	$109,523	$527,820	$—	$2,188,322
Allowance for loan losses:
Impaired loans	$1,242	$—	$—	$739	$—	$—	$1,981
Non-impaired loans	2,658	7,835	1,910	1,515	1,000	1,590	16,508
Total allowance for loan losses	$3,900	$7,835	$1,910	$2,254	$1,000	$1,590	$18,489

December 31, 2016:
Loans:
Impaired loans	$43,012	$—	$134	$2,936	$—	$—	$46,082
Non-impaired loans	727,923	495,801	58,309	97,565	563,104	—	1,942,702
Total loans	$770,935	$495,801	$58,443	$100,501	$563,104	$—	$1,988,784
Allowance for loan losses:
Impaired loans	$1,624	$—	$—	$499	$—	$—	$2,123
Non-impaired loans	3,339	7,150	924	1,421	780	1,231	14,845
Total allowance for loan losses	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2017 and 2016:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

December 31, 2017
Residential real estate:
One- to four-family	$3,269	$1,116	$5,267	$9,652	$13,308
Second mortgages and equity lines of credit	256	110	296	662	876
Commercial real estate	—	312	—	312	312
Construction	—	—	—	—	130
Commercial	2	—	260	262	3,038
Consumer:
Auto	1,641	342	165	2,148	162
Personal	32	22	18	72	29
Total	$5,200	$1,902	$6,006	$13,108	$17,855

December 31, 2016
Residential real estate:
One- to four-family	$4,955	$1,873	$7,964	$14,792	$16,456
Second mortgages and equity lines of credit	588	190	724	1,502	1,686
Construction	—	—	134	134	134
Commercial	55	—	387	442	2,674
Consumer:
Auto	1,978	297	150	2,425	205
Personal	103	41	23	167	25
Total	$7,679	$2,401	$9,382	$19,462	$21,180

At December 31, 2017 and 2016, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following information pertains to impaired loans:

	December 31,
	2017			2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$12,561	$13,171	$—	$17,000	$18,031	$—
Commercial real estate	312	312	—	—	—	—
Construction	130	130	—	134	134	—
Commercial	—	—	—	173	301	—
Total	$13,003	$13,613	$—	$17,307	$18,466	$—

Impaired loans with a valuation allowance:
Residential	$21,749	$22,457	$1,242	$26,012	$27,204	$1,624
Commercial	3,069	3,153	739	2,763	2,763	499
Total	$24,818	$25,610	$1,981	$28,775	$29,967	$2,123

	Year Ended December 31,
	2017			2016			2015
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$38,931	$2,146	$1,699	$48,541	$2,599	$2,458	$55,694	$2,982	$2,869
Commercial real estate	78	—	—	121	—	—	998	35	19
Construction	132	13	13	135	9	9	68	10	10
Commercial	3,629	122	121	2,056	59	58	980	4	35
Total	$42,770	$2,281	$1,833	$50,853	$2,667	$2,525	$57,740	$3,031	$2,933

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the years ended December 31, 2017, 2016 and 2015, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table sets forth troubled debt restructurings (“TDRs”) during the years ended December 31, 2017, 2016 and 2015. There were two commercial TDRs in the second quarter of 2017, which paid off in the fourth quarter of 2017, which are not included in the table below.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
	(dollars in thousands)

Year Ended December 31, 2017
Residential	2	$363	$363

Year Ended December 31, 2016
Residential	3	$420	$460
Commercial	1	2,287	2,287

Year Ended December 31, 2015
Residential	2	$224	$255

For 2015 through 2017, residential real estate troubled debt restructurings included rate reductions ranging from 0.50% to 3.50% for periods of two to twenty-eight years, interest only periods of two to thirty-six months and extensions of maturity dates of eighteen months to twenty-eight years. There was one commercial troubled debt restructuring in 2016, which included an extension of maturity date and compliance with specific covenants.

The recorded investment of troubled debt restructurings was $26.4 million and $32.6 million at December 31, 2017 and 2016, respectively.  Of these loans,  $6.1 million and $7.5 million were nonaccruing at December 31, 2017 and 2016, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, there were no significant troubled debt restructures that defaulted in the first twelve months of restructure. A default is defined as two or more payments in arrears.

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

The following table presents the Company’s loans by risk rating at December 31, 2017 and 2016:

	December 31,
	2017			2016
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$652,625	$105,888	$116,739	$492,473	$97,566	$43,518
Loans rated 7	—	818	—	—	261	—
Loans rated 8	—	1,990	—	—	2,287	—
Loans rated 9	—	827	—	—	387	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	2,794	—	11,904	3,328	—	14,925
	$655,419	$109,523	$128,643	$495,801	$100,501	$58,443

7.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The unpaid principal balances of mortgage loans serviced for others were $1.93 billion and $1.85 billion as of December 31, 2017 and 2016, respectively.

The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates.    Effective January 1, 2015, the Company elected to account for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions and inputs used in the estimation

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At December 31, 2017 and 2016, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	December 31,
	2017	2016
Prepayment speed	9.79%	9.49%
Discount rate	9.26	9.25
Default rate	2.23	1.71

The following summarizes changes to mortgage servicing rights for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Balance, beginning of year	$20,333	$12,958	$2,168
Change in accounting - fair value election	—	—	2,726
Additions from acquisition of MMC	—	—	5,116
Additions from loans sold with servicing retained	2,815	8,505	3,428
Changes in fair value due to :
Reductions from loans paid off during the year	(1,686)	(1,779)	(315)
Changes in valuation inputs or assumptions	(370)	649	(165)
Balance, end of year	$21,092	$20,333	$12,958

For the years ended December 31, 2017, 2016 and 2015, contractually specified servicing fees included in other mortgage banking income amounted to $5.2 million, $4.1 million, and $2.1 million respectively.

8.OTHER REAL ESTATE LOANS AND REPOSSESSED ASSETS

Income and expenses applicable to foreclosed and repossessed assets include the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Gain on sales of real estate, net	$(40)	$(343)	$(424)
Net loss on sales of repossessed assets	81	59	24
Write-downs of real estate	57	212	156
Operating expenses	(36)	239	468

	$62	$167	$224

Foreclosed and repossessed assets consist of four and nine residential real estate properties with recorded values of $665,000 thousand and $1.8 million at December 31, 2017 and 2016, respectively.  Foreclosed and repossessed assets also includes five automobiles with recorded values of $97,000 at December 31, 2017. There were no repossessed automobiles at December 31, 2016.  All foreclosed and repossessed assets are held for sale.  Mortgage loans in the process of foreclosure totaled $4.5 million and $4.8 million as of December 31, 2017 and 2016, respectively, and are reported in loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

9.PROPERTY AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2017	2016
	(in thousands)

Land	$5,466	$5,331
Buildings and leasehold improvements	29,553	29,447
Furniture, equipment and vehicles	20,437	17,829
Bank buildings in process	312	—
Fixed assets in process	242	399
	56,010	53,006
Less accumulated depreciation and amortization	(31,523)	(28,813)

Property and equipment, net	$24,487	$24,193

Depreciation and amortization expense amounted to $2.9 million, $2.6 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017 and 2016, bank buildings and fixed assets in process represents building improvements and equipment not placed in service.

Pursuant to the terms of noncancelable operating lease agreements in effect at December 31, 2017, pertaining to property and equipment, future minimum lease payments under various operating leases are as follows:

Years Ending December 31,	(in thousands)

2018	$1,592
2019	1,337
2020	870
2021	531
2022	222
Thereafter	963
$5,515

The noncancelable lease agreements contain options to extend for periods from three to twenty years, the cost of which is not included above.  Rent expense amounted to $1.7 million, $1.6 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015 and is included in occupancy and equipment expenses in the accompanying Consolidated Statements of Operations.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

10.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

	December 31,
	2017	2016
	(in thousands)

Goodwill	$13,365	$13,365

Non-compete intangible asset:
Original balance	353	353
Accumulated amortization	(221)	(133)
	132	220

Total goodwill and other intangible assets	$13,497	$13,585

Goodwill

On July 1, 2015, goodwill in the amount of $10.2 million was recognized in connection with the MMC acquisition.  The goodwill represents the excess of the value of MMC over the fair value of assets acquired and liabilities assumed arising from the acquisition.  MMC originates residential mortgage loans for sale in the secondary market and services residential mortgage loans for secondary market investors.  MMC conducts business throughout the northeastern United States.  The acquisition of MMC enables the Company to expand its mortgage banking business.  MMC has been identified as a reporting unit for purposes of goodwill impairment testing.  Refer to Note 23, Segment Reporting for more information.

Other Intangible Assets

As part of the acquisition of MMC, the Company entered into a non-compete agreement with the sellers of MMC.  The Company accounts for this agreement as an intangible asset and is amortizing it over the four year period of the agreement.  Amortization expense for this asset of $88,000, $89,000 and $44,000 was recorded in 2017, 2016 and 2015, respectively.  The Company expects to record amortization expense of $88,000 in 2018, with the remaining amount of $44,000 in 2019.  Amortization expense of $138,000 was recorded in 2015 for core deposit intangible assets and it was fully amortized in 2015.  Refer to Note 14, Other Commitments and Contingencies, Contingent Consideration.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

11.DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2017	2016
	(in thousands)

NOW and demand deposit accounts	$395,153	$365,869
Regular savings and club accounts	356,300	316,947
Money market deposit accounts	721,021	595,211
Total non-certificate accounts	1,472,474	1,278,027

Term certificate accounts greater than $250,000	78,165	81,064
Term certificate accounts less than or equal to $250,000	389,609	391,617
Brokered deposits	73,490	54,045
Total certificate accounts	541,264	526,726

Total deposits	$2,013,738	$1,804,753

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. At December 31, 2017, total reciprocal deposits were $174.2 million: $126.2 million in money markets, $38.0 million in regular savings and $10.0 million in term certificates. There were no reciprocal deposits at December 31, 2016.

A summary of certificate accounts by maturity at December 31, 2017 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$316,215	1.05%
Over 1 year to 2 years	150,449	1.50
Over 2 years to 3 years	26,903	1.51
Over 3 years to 4 years	40,590	1.74
Over 4 years to 5 years	7,107	1.60
	$541,264	1.26%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

12.BORROWED FUNDS

Borrowed funds at December 31, 2017 and 2016 consist of FHLB advances. Short-term advances were $44.0 million and $80.0 million at December 31, 2017 and 2016, respectively, with a weighted average rate of 1.50% and 0.77%, respectively.  Long-term advances are summarized by scheduled maturity below:

	December 31,
	2017		2016
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(dollars in thousands)

Year ending December 31:
2017	$—	—%	$40,000	4.22%
2018	111,250	1.47	50,000	1.65
2019	60,000	1.66	35,000	1.68
2020	50,000	1.84	50,000	1.84
2021	20,000	1.79	20,000	1.79
2022 and thereafter*	5,115	0.65	119	2.96
	$246,365	1.60%	$195,119	2.24%

None of the FHLB advances were callable at December 31, 2017 and 2016.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 81% of the carrying value of first mortgage loans on residential property.  All of the U.S. government-sponsored collateralized mortgage obligations and residential mortgage-backed securities are pledged to secure advances with the FHLB of Boston as of December 31, 2017.

The Company also has an available line of credit with the Federal Reserve Bank secured by 75% of the carrying value of indirect auto loans with an amortized balance amounting to $136.1 million and $207.9, million, respectively, of which no amount was outstanding at December 31, 2017 and 2016, respectively.

13.INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
	(in thousands)
Current tax provision (benefit):
Federal	$6,000	$3,571	$1,465
State	1,371	988	(45)
	7,371	4,559	1,420
Deferred tax (benefit) provision:
Federal	(442)	(1,099)	796
State	(256)	(163)	343
	(698)	(1,262)	1,139

Income tax provision	$6,673	$3,297	$2,559

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The reasons for the differences between the statutory federal income tax and the actual income tax provision (benefit) for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	2017	2016	2015
	(dollars in thousands)

Statutory tax rate	35%	34%	34%
Statutory tax provision	$5,968	$3,138	$2,831
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	694	545	196
Bank-owned life insurance	(359)	(370)	(429)
Non-deductible merger expenses	—	—	232
Non-deductible stock offering expenses	—	100	—
Employee Stock Ownership Plan expenses	195	122	—
Tax exempt income	(303)	(302)	(308)
Effect of tax rate change	243	—	—
Other, net	235	64	37

Income tax provision	$6,673	$3,297	$2,559

The tax effects of each item that give rise to deferred taxes at December 31, 2017 and 2016 are as follows:

	2017	2016
	(in thousands)

Deferred tax assets:
Allowance for loan losses	$5,197	$6,777
Defined benefit plan - net unrecognized loss	—	391
Employee benefit plans	3,322	2,818
Mark-to-market loans	540	924
Accrued expenses not deducted for tax purposes	181	1,262
MMC loan repurchase reserve	193	290
Charitable contribution and other carryforwards	1,046	1,667
Net unrealized loss on securities available for sale	179	357
Other	179	—
	10,837	14,486

Deferred tax liabilities:
Deferred income annuities	(1,237)	(1,576)
Depreciation and amortization	(167)	(151)
Deferred loan fees	(2,661)	(3,967)
Mortgage servicing rights	(5,929)	(8,121)
Other	—	(61)
	(9,994)	(13,876)

Net deferred tax asset	$843	$610

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(in thousands)

Balance at beginning of year	$610	$(989)	$3,721
Adoption of fair value option, for mortgage servicing rights, effective January 1, 2015	—	—	(1,090)
Deferred tax liability acquired from MMC	—	—	(2,567)
Deferred tax benefit (provision)	698	1,262	(1,139)
Change in directors' retirement plan	(391)	(93)	(39)
Change in securities available for sale	(74)	430	125

Balance at end of year	$843	$610	$(989)

The Tax Act of 2017 was enacted on December 22, 2017, resulting in changes in U.S. corporate tax rates, business-related exclusions, deductions and credits. Enactment of Tax Act of 2017 required the Company to reflect the changes associated with the law's provisions in its consolidated financial statements as of the enactment date. Accordingly, the Company revalued its deferred tax assets and liabilities and recorded a net reduction in the Company’s net deferred tax asset and an additional income tax provision in the amount of $243,000 in the Company’s Consolidated Financial Statements.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and Massachusetts Department of Revenue for the years ended December 31, 2014 through 2017.

At December 31, 2017, the Bank had a net operating loss carryforward in the state of New Hampshire of $3.3 million related to the acquisition of MMC. The recorded deferred tax asset is $5,000 at December 31, 2017.  The net operating loss expires on December 31, 2024.  The state of New Hampshire limits the use of acquired net operating losses that can be used by the Bank each year based on Internal Revenue Code 382.  This limitation is $550,000 per year.  Management believes it is more likely than not that it will be able to utilize the New Hampshire net operating loss carryforward prior to expiration.

The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At December 31, 2017, the Company had a charitable contribution carryforward for federal income tax purposes of $3.2 million. This carryforward was generated from the Company’s creation of the Foundation to which it contributed 385,450 shares of its common stock and $965,000 in cash in connection with the offering in June 2016.  Management believes it is more likely than not that it will utilize the benefit over the five year carryforward period.

During 2017, federal and state amended tax returns were filed that requested tax refunds of approximately $3.2 million.  These refunds reflected the change in the tax basis of certain assets not reflected on the original tax return filings. In addition, net operating loss carryforwards and related uncertain tax benefits were recognized in the 2016 tax return filings. The amended 2016 tax return filings reflect "unrecognized tax benefits", which are defined as the aggregate differences between tax return positions and the benefits recognized in the Consolidated Financial Statements. Interest on the 2016 uncertain tax positions was reflected in the determination of tax expense for 2017. Federal tax refunds for years 2014 and 2015 in the amount of $826,000 and $1.3 million, respectively, were received during January 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

At December 31, 2017, the balance of unrecognized tax benefits, the amount of related interest accrued and what management believes to be the range of reasonably possible changes in the next 12 months, are:

2017
(in thousands)
Unrecognized tax benefits	$4,570
Accrued interest on unrecognized tax benefits	34
Portion that, if recognized, would reduce tax expense and effective tax rate	4,604
Reasonably possible reduction to the balance of unrecognized tax in 2018	1,959
Portion that, if recognized, would reduce tax expense and effective tax rate	1,959

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

The following off-balance sheet financial instruments were outstanding at December 31, 2017 and 2016.  The contract amounts represent credit risk.

	December 31,
	2017	2016
	(in thousands)

Commitments to grant loans	$86,790	$75,914
Unadvanced funds on home equity lines of credit	77,117	82,797
Unadvanced funds on revolving lines of credit	71,151	58,238
Unadvanced funds on construction loans	144,918	49,999

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Operations. At December 31, 2017 and 2016, this reserve totaled $688,000 and $727,000, respectively, and is included in other liabilities and accrued expenses on our Consolidated Balance Sheets.

The repurchase reserve is applicable to loans the Company originated and sold with representations and warranties, which is representative of the entire sold portfolio. The repurchase loss liability is estimated by origination year and to the extent that repurchase demands are made by investors, we may be able to successfully appeal such repurchase demands.  The reserve considers anticipated future losses and the Company’s lack of historical experience with the make-whole demands.  The reserve for residential mortgage loan repurchase losses represents our best estimate of the probable loss that we may incur due to the representations and warranties in our loan sales contracts with investors. Repurchase losses depend upon economic factors and other external conditions that may change over the life of the underlying loans. Additionally, lack of access to the servicing records of loans sold on a service released basis adds difficulty to the estimation process. To the extent that future investor repurchase demand and appeals success differ from past experience, the Company could have increased demands and increased loss severities on repurchases, causing future additions to the repurchase reserve.

Certain loans were sold with recourse provisions, and at December 31, 2017 and 2016, the related maximum contingent liability related to loans sold amounted to $1.6 million and $2.9 million, respectively.  Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2017, the Company had no recourse liability and at December 31, 2016, the Company’s recourse liability was $2,000.  These amounts are included in other liabilities and accrued expenses on our Consolidated Balance Sheets.

Contingent Consideration

A portion of the purchase price of MMC was contingent on future results of MMC. The Company recorded a contingent liability of $3.5 million in July 2015, at the time of the acquisition. The contingent liability was based on estimated future pre-tax earnings for the four-year period ending June 30, 2019.  The contingency was settled in full in the fourth quarter of 2017 and the Company reversed the $1.2 million remaining contingent liability which is included in other income. The contingent liability as of December 31, 2016 was $3.3 million.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

All derivatives are recognized in the Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at December 31, 2017 and 2016.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $5.8 million are pledged to secure the Company’s liability for the offsetting interest rate swaps.  The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

December 31, 2017:
Derivative loan commitments	$81,604	Other assets	$1,047	Other liabilities	$27
Forward loan sale commitments	95,680	Other assets	46	Other liabilities	92
Interest rate swaps	246,704	Other assets	2,153	Other liabilities	2,153
Risk participation agreements	42,856	Other assets	—	Other liabilities	—
Total			$3,246		$2,272

December 31, 2016:
Derivative loan commitments	$87,728	Other assets	$2,231	Other liabilities	$—
Forward loan sale commitments	167,289	Other assets	491	Other liabilities	576
Interest rate swaps	173,477	Other assets	248	Other liabilities	248
Total			$2,970		$824

The following table presents information pertaining to the Company’s derivative instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss)
		Year Ended December 31,
	Location of Gain (Loss)	2017	2016	2015
		(in thousands)

Derivative loan commitments	Mortgage banking income	$(1,211)	$799	(334)
Forward loan sale commitments	Mortgage banking income	39	(225)	(309)
Total		$(1,172)	$574	(643)

16.COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. The Company may contribute 9.3% of each employee’s compensation plus 5.7% of the employee’s compensation in excess of the social security wage base on a discretionary basis up to regulatory maximums. Contributions expensed were $2.1 million,  $2.0 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Management Incentive Program

The Company from time to time creates incentive compensation plans for senior management and other officers to participate in at varying levels.  In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Company.  These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $2.0 million, $2.9 million and $2.3  million for the years ended December 31, 2017, 2016 and 2015, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to two senior executive officers of the Company under the terms of the Supplemental Executive Retirement Plan Agreements (the “Agreements”).  Benefits to be paid under the Agreements are based primarily on the officer’s compensation and estimated mortality.  The Agreements are funded with annuities purchased by the Company.  During 2015, one agreement expired and was settled in accordance with the terms of the agreement and a new supplemental retirement plan was put in place.  At December 31, 2017, 2016 and 2015, included in other liabilities and accrued expenses is the Company’s obligation under the plans of $4.7 million,  $3.8 million and $2.2 million, respectively.  The retirement benefits, as defined in the Agreements, are accrued by charges to compensation expense over the required service periods of the officers.  Compensation expense related to these benefits was $933,000,  $1.6 million and $1.6 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Split-Dollar Life Insurance Arrangements

The Company has collateral assignment split dollar life insurance agreements with an executive officer and a retired executive, whereby the Company will make annual premium payments for the executives’ life insurance policies. The Company has the unqualified right to receive from the insurer an amount which is equal to the lesser of the cash surrender value of the policy or the aggregate un-reimbursed amount of premium payments with respect to the policy for which the Company paid. The final payment was made in 2016. At December 31, 2015, included in other liabilities and accrued expenses is the Company’s obligation under the agreements of $135,000.  In 2016, the Company terminated the agreement with one of the officers and ownership of the policy was transferred to the Company to fully reimburse the Company for premiums paid on the policy of $1.2 million. An endorsement split dollar life insurance agreement was established for the officer whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. Expense associated with this post retirement benefit for the years ended December 31, 2017, 2016 and 2015 amounted to $106,000, $101,000 and $16,000, respectively. The cash surrender value of the new policy is included in bank-owned life insurance on the Consolidated Balance Sheets.

Deferred Compensation Plan

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2017, 2016 and 2015, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $293,000,  $265,000 and $238,000, respectively. For the years ended December 31, 2017, 2016 and 2015, the expense amounted to $28,000,  $27,000 and $26,000, respectively.

The Company has agreements with two executive officers whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2017, 2016 and 2015, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $226,000,  $216,000 and $183,000, respectively. For the years ended December 31, 2017, 2016 and 2015, the expense amounted to $10,000,  $33,000 and $68,000, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Long-Term Incentive Plan

During 2015, the Company entered into a long-term incentive plan with several executive officers. Benefits are earned annually based on the Company’s achievement of performance goals. The plan is administered by the Company’s Board of Directors. Included in other liabilities and accrued expenses at December 31, 2017, 2016 and 2015 is $1.3 million, $810,000 and $336,000, respectively, for this plan. For the years ended December 31, 2017, 2016 and 2015, the expense amounted to $453,000,  $474,000 and $336,000, respectively.  The plan was amended effective January 1, 2018 and no further incentive awards will be awarded under the plan.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. This post retirement benefit is included in other liabilities and accrued expenses at December 31, 2017, 2016 and 2015 in the amount of $142,000,  $136,000 and $79,000, respectively.   For the years ended December 31, 2017, 2016 and 2015, the expense amounted to $7,000,  $57,000 and $57,000, respectively.

Employee Stock Ownership Plan

On June 29, 2016, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The plan is a tax-qualified retirement plan for the benefit of the eligible Company employees. The ESOP shares were purchased through a loan from the Company and as the debt is repaid, shares are released. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The unreleased shares are deducted from stockholders' equity as unearned ESOP shares in the accompanying Consolidated Balance Sheets. The number of shares committed to be released per year is 59,359 through 2035.

	December 31,
	2017	2016

Allocated shares	59,359	—
Shares committed to be allocated	59,359	59,359
Unallocated shares	1,068,470	1,127,829
Total shares	1,187,188	1,187,188
Fair value of unallocated shares	$20,472,000	$21,812,000

Total compensation expense recognized in connection with the ESOP was $1.1 million and $951,000 for the years ended December 31, 2017 and 2016, respectively.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code.  Under the ESOP Restoration Plan, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit.  Any benefits earned under the ESOP Restoration Plan would become payable at the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the ESOP Restoration Plan.  These benefits are accrued over the period during which employees provide services to earn these benefits.  For the year ended December 31, 2017 and 2016, $182,000 and $13,000, respectively was accrued for the ESOP Restoration Plan.

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

the Company.  Participants in the plan must have at least six years of service as a director to be vested in the benefit which is determined based on number of years of service. The Company elected to curtail the plan in 2017.

Based on the actuarial analysis, the funded status of the plan and the components of net periodic cost are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,536	$1,369	$1,367
Service cost	87	75	60
Interest cost	69	56	52
(Gain) loss	145	36	21
Prior service cost	—	—	117
Benefits paid	—	—	(248)

Benefit obligation and funded status at end of year	$1,837	$1,536	$1,369

Accumulated benefit obligation	$1,837	$1,380	$1,242

Service cost	$87	$75	$60
Interest cost	69	56	52
Gain (loss) recognized	200	3	—
Prior service cost recognized	962	232	231

Net periodic cost	$1,318	$366	$343

The following assumptions were used to determine the benefit obligation and net periodic cost at or for the years ended December 31:

	2017	2016	2014

Discount rate	4.00%	4.00%	4.00%
Rate of compensation increase	N/A	3.00%	3.00%

The following is a summary of benefit payments expected to be paid by the director’s retirement plan over the next ten years:

Years Ending December 31,	(in thousands)

2018	$—
2019	168
2020	168
2021	210
2022	210
2023-2027	1,048

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

17.RELATED PARTY TRANSACTIONS

The Bank has made loans to directors and officers, in the ordinary course of business at arms-length terms, amounting to $500,000 and $1.2 million at December 31, 2017 and 2016, respectively.  There were no new loans granted in 2017. New loans granted were $2,000 in 2016.  Loan repayments and reductions due to officer retirements were $720,000 and $135,000 in 2017 and 2016, respectively.

18.STOCK-BASED COMPENSATION

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

Expense related to options and restricted stock granted to directors is recognized within other noninterest expense.

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

Stock Options

The fair values of option grants in 2017 were estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

A summary of the status of the Company’s stock option grants at December 31, 2017, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Stock Option	Average	Contractual	Intrinsic
	Awards	Exercise Price	Term (years)	Value
Balance at January 1, 2017	—	$—	—
Granted	1,326,063	18.35	9.62
Balance at December 31, 2017	1,326,063	$18.35	9.62	$1,074,000
Exercisable at December 31, 2017	—	$—	—	$—
Unrecognized compensation cost at December 31, 2017	$5,873,000
Weighted average remaining recognition period (years)	2.62

For the year ended December 31, 2017, stock-based compensation expense applicable to the stock options was $845,000 and the recognized tax benefit related to this expense was $238,000.

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the year ended December 31, 2017:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2017	—	$—
Granted	541,415	18.35
Non-vested stock awards at December 31, 2017	541,415	$18.35
Unrecognized compensation cost inclusive of directors' awards at December 31, 2017	$8,685,000
Weighted average remaining recognition period (years)	2.62

Total expense for the restricted stock awards was $1.3 million for the year ended December 31, 2017, and the recognized tax benefit related to this expense was $351,000.

19.MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

At December 31, 2017, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and also exceeded the minimum capital requirements including the applicable capital conservation buffer of 1.25% (which increased to 1.875% on January 1, 2018).

The Company’s and Bank’s regulatory capital ratios as of December 31, 2017 and 2016 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$330,514	15.1%	$98,292	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	330,514	15.1	131,056	6.0	N/A	N/A
Total capital to risk-weighted assets	349,002	16.0	174,741	8.0	N/A	N/A
Tier 1 capital to average assets	330,514	12.5	105,423	4.0	N/A	N/A

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$317,185	16.2%	$88,320	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	317,185	16.2	117,760	6.0	N/A	N/A
Total capital to risk-weighted assets	334,153	17.0	157,014	8.0	N/A	N/A
Tier 1 capital to average assets	317,185	13.2	95,796	4.0	N/A	N/A

HarborOne Bank
December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$249,532	11.4%	$98,266	4.5%	$141,939	6.5%
Tier 1 capital to risk-weighted assets	249,532	11.4	131,021	6.0	174,695	8.0
Total capital to risk-weighted assets	268,021	12.3	174,695	8.0	218,368	10.0
Tier 1 capital to average assets	249,532	9.6	104,264	4.0	130,329	5.0

December 31, 2016
Common equity Tier 1 capital to risk-weighted assets	$234,655	12.0%	$88,201	4.5%	$127,402	6.5%
Tier 1 capital to risk-weighted assets	234,655	12.0	117,602	6.0	156,802	8.0
Total capital to risk-weighted assets	251,623	12.8	156,802	8.0	196,003	10.0
Tier 1 capital to average assets	234,655	9.9	95,178	4.0	118,973	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Dividend Restrictions

The Bank is subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year. The total of all dividends shall not exceed the Bank’s net income for the current year (as defined by statute), plus the Bank’s net income retained for the two previous years, without regulatory approval. Dividends from the Bank are an important source of funds to the Company to make dividend payments on its common stock and for its other cash needs. The ability of the Company and the Bank to pay dividends is dependent on regulatory policies and regulatory capital requirements. The ability to pay such dividends in the future may be adversely affected by new legislation or regulations, or by changes in regulatory policies relating to capital, safety and soundness, and other regulatory concerns.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

20.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,
	2017	2016
	(in thousands)

Securities available for sale:
Net unrealized loss	$(811)	$(1,022)
Related tax effect	179	357
Stranded effect of tax rate change (see Note 1)	104	—
Net-of-tax amount	(528)	(665)

Directors' retirement plan:
Prior service cost	—	(1,016)
Related tax effect	—	391
Net-of-tax amount	—	(625)

Total accumulated other comprehensive loss	$(528)	$(1,290)

The following tables present changes in accumulated other comprehensive loss by component for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017			2016			2015

	Available	Directors'		Available	Directors'		Available	Directors'
	for Sale	Retirement		for Sale	Retirement		for Sale	Retirement
	Securities	Plan	Total	Securities	Plan	Total	Securities	Plan	Total
	(in thousands)

Balance at beginning of year	$(665)	$(625)	$(1,290)	$139	$(731)	$(592)	$371	$(788)	$(417)

Other comprehensive income (loss) before reclassifications	211	—	211	(951)	—	(951)	(62)	—	(62)
Amounts reclassified from accumulated other comprehensive income	—	1,162	1,162	(283)	235	(48)	(295)	231	(64)
Gains (losses) arising during the period and prior service cost	—	(146)	(146)	—	(36)	(36)	—	(135)	(135)
Net current period other comprehensive income (loss)	211	1,016	1,227	(1,234)	199	(1,035)	(357)	96	(261)

Related tax effect	(74)	(391)	(465)	430	(93)	337	125	(39)	86

Balance at end of year	$(528)	$—	$(528)	$(665)	$(625)	$(1,290)	$139	$(731)	$(592)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

21.FAIR VALUE OF ASSETS AND LIABILITIES

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable and the value of servicing.   The weighted average pull-through rate for derivative loan commitments was 86% at both December 31, 2017 and 2016.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Transfers between levels are recognized at the end of the reporting period, if applicable.  Transfers did not occur in the periods presented.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

December 31, 2017
Assets

Securities available for sale	$—	$170,853	$—	$170,853
Loans held for sale	—	59,460	—	59,460
Mortgage servicing rights	—	21,092	—	21,092
Derivative loan commitments	—	—	1,047	1,047
Forward loan sale commitments	—	—	46	46
Interest rate swaps	—	2,153	—	2,153
	$—	$253,558	$1,093	$254,651
Liabilities

Derivative loan commitments	$—	$—	$27	$27
Forward loan sale commitments	—	—	92	92
Interest rate swaps	—	2,153	—	2,153
	$—	$2,153	$119	$2,272

December 31, 2016
Assets

Securities available for sale	$—	$136,469	$—	$136,469
Loans held for sale	—	86,443	—	86,443
Mortgage servicing rights	—	20,333	—	20,333
Derivative loan commitments	—	—	2,231	2,231
Forward loan sale commitments	—	—	491	491
Interest rate swaps	—	248	—	248
	$—	$243,493	$2,722	$246,215
Liabilities

Forward loan sale commitments	$—	$—	$576	$576
Interest rate swaps	—	248	—	248
	$—	$248	$576	$824

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents, for the years ended December 31, 2017, 2016 and 2015, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of year	$2,722	$1,661	$67

Additions from acquisition of MMC	—	—	2,192
Total gains (losses) included in net income (1)	(1,629)	1,061	(598)

Balance at end of year	$1,093	$2,722	$1,661

Changes in unrealized gains relating to instruments at year end	$1,093	$2,722	$1,661

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of year	$(576)	$(89)	$(44)

Total gains (losses) included in net income (1)	457	(487)	(45)

Balance at end of year	$(119)	$(576)	$(89)

Changes in unrealized losses relating to instruments at year end	$(119)	$(576)	$(89)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at December 31, 2017 and 2016.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	December 31,
	2017			2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$3,277	$—	$—	$2,548
Other real estate owned and repossessed assets	—	—	762	—	—	1,767
	$—	$—	$4,039	$—	$—	$4,315

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at December 31, 2017 and 2016, respectively.

	Year Ended December 31,
	2017	2016
	(in thousands)

Impaired loans	$415	$682
Other real estate owned and repossessed assets	138	250
	$553	$932

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

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$80,791	$80,791	$—	$—	$80,791
Securities available for sale	170,583	—	170,853	—	170,853
Securities held to maturity	46,869	—	47,674	—	47,674
Federal Home Loan Bank stock	15,532	—	—	15,532	15,532
Loans held for sale	59,460	—	59,460	—	59,460
Loans, net	2,176,478	—	—	2,175,423	2,175,423
Retirement plan annuities	12,498	—	—	12,498	12,498
Mortgage servicing rights	21,092	—	21,092	—	21,092
Accrued interest receivable	6,545	—	6,545	—	6,545

Financial liabilities:
Deposits	2,013,738	—	—	2,010,052	2,010,052
Borrowed funds	290,365	—	288,939	—	288,939
Mortgagors' escrow accounts	5,221	—	—	5,221	5,221
Accrued interest payable	518	—	518	—	518

Derivative loan commitments:
Assets	1,047	—	—	1,047	1,047
Liabilities	27	—	—	27	27

Interest rate swap agreements:
Assets	2,153	—	2,153	—	2,153
Liabilities	2,153	—	2,153	—	2,153

Forward loan sale commitments:
Assets	64	—	—	46	46
Liabilities	92	—	—	92	92

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2016
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$50,215	$50,215	$—	$—	$50,215
Securities available for sale	136,469	—	136,469	—	136,469
Securities held to maturity	47,877	—	48,972	—	48,972
Federal Home Loan Bank stock	15,749	—	—	15,749	15,749
Mortgage loans held for sale	86,443	—	86,443	—	86,443
Loans, net	1,981,747	—	—	2,007,394	2,007,394
Retirement plan annuities	12,044	—	—	12,044	12,044
Mortgage servicing rights	20,333	—	20,333	—	20,333
Accrued interest receivable	5,603	—	5,603	—	5,603

Financial liabilities:
Deposits	1,804,753	—	—	1,806,926	1,806,926
Borrowed funds	275,119	—	276,741	—	276,741
Mortgagors' escrow accounts	5,034	—	—	5,034	5,034
Accrued interest payable	545	—	545	—	545

Derivative loan commitments:
Assets	2,231	—	—	2,231	2,231

Interest rate swap agreements:
Assets	248	—	248	—	248
Liabilities	248	—	248	—	248

Forward loan sale commitments:
Assets	491	—	—	491	491
Liabilities	576	—	—	576	576

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

22.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unvested restricted shares are participating securities and included in the computation of basic earnings per share.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations. For the year ended December 31, 2017, earnings per common share have been computed based on the following:

Net income applicable to common stock (in thousands)	$10,379

Average number of common shares outstanding	32,323,862
Less: Average unallocated ESOP shares	(1,095,545)
Average number of common shares outstanding used to calculate basic earnings per common share	31,228,317
Common stock equivalents	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,228,317

Earnings per common share:
Basic	$0.33
Diluted	$0.33

Options for 1,326,063 shares were not included in the computation of diluted earnings per share for the year ended December 31, 2017 because to do so would have been antidilutive.

23.SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2017, 2016 and 2015, and for the years then ended are presented in the tables below.

	Year Ended December 31, 2017
	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$72,495	$1,707	$146	$—	$74,348
Provision for loan losses	2,416	—	—	—	2,416
Net interest income, after provision for loan losses	70,079	1,707	146	—	71,932
Mortgage banking income:
Changes in mortgage servicing rights fair value	(785)	(1,271)	—	—	(2,056)
Other	2,740	36,511	—	—	39,251
Total mortgage banking income	1,955	35,240	—	—	37,195
Other noninterest income	17,295	44	—	—	17,339
Total noninterest income	19,250	35,284	—	—	54,534
Noninterest expense	74,460	34,181	773	—	109,414
Income (loss) before income taxes	14,869	2,810	(627)	—	17,052
Provision (benefit) for income taxes	7,382	(998)	289	—	6,673
Net income (loss)	$7,487	$3,808	$(916)	$—	$10,379

Total assets at year end	$2,647,510	$96,462	$343,896	$(402,948)	$2,684,920
Goodwill at year end	$3,186	$10,179	$—	$—	$13,365

	Year Ended December 31, 2016

	HarborOne	Merrimack	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$59,122	$1,873	$—	$—	$60,995
Provision for loan losses	4,172	—	—	—	4,172
Net interest income, after provision for loan losses	54,950	1,873	—	—	56,823
Mortgage banking income:
Changes in mortgage servicing rights fair value	(778)	(352)	—	—	(1,130)
Other	4,857	47,272	—	—	52,129
Total mortgage banking income	4,079	46,920	—	—	50,999
Other noninterest income	16,091	13	—	—	16,104
Total noninterest income	20,170	46,933	—	—	67,103
Noninterest expense	68,255	41,663	4,780	—	114,698
Income (loss) before income taxes	6,865	7,143	(4,780)	—	9,228
Provision (benefit) for income taxes	2,195	3,076	(1,974)	—	3,297
Net income (loss)	$4,670	$4,067	$(2,806)	$—	$5,931

Total assets at year end	$2,446,613	$121,585	$329,409	$(449,297)	$2,448,310
Goodwill at year end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2015

	HarborOne	Merrimack
	Bank	Mortgage (1)	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$51,137	$1,088	$—	$52,225
Provision for loan losses	1,257	—	—	1,257
Net interest income, after provision for loan losses	49,880	1,088	—	50,968
Mortgage banking income:
Changes in mortgage servicing rights fair value	(763)	283	—	(480)
Other	2,986	17,724	—	20,710
Total mortgage banking income	2,223	18,007	—	20,230
Other noninterest income	15,123	20	—	15,143
Total noninterest income	17,346	18,027	—	35,373
Noninterest expense	61,249	16,765	—	78,014
Income (loss) before income taxes	5,977	2,350	—	8,327
Provision (benefit) for income taxes	1,631	928	—	2,559
Net income (loss)	$4,346	$1,422	$—	$5,768

Total assets at year end	$2,159,635	$88,981	$(85,474)	$2,163,142
Goodwill at year end	$3,186	$10,179	$—	$13,365

(1) Amounts reported for the Merrimack Mortgage segment are for the six months ended December 31, 2015, as the mortgage company was acquired on July 1, 2015.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

24.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2017 and 2016 and the related statements of net income and cash flows for the years ended December 31, 2017 and 2016 are presented below.  The statement of stockholder’s equity is not presented below as the parent company’s stockholder’s equity is that of the consolidated company.

Balance Sheet	December 31,
	2017	2016
	(in thousands)

Assets
Cash and due from banks	$69,414	$67,698
Investment in common stock of HarborOne Bank	262,504	247,806
Loan receivable - ESOP	10,844	11,261
Other assets	1,134	2,644
Total Assets	$343,896	$329,409

Liabilities and Stockholders' Equity
Other liabilities and accrued expenses	$412	$25
Stockholders' equity	343,484	329,384
Total Liabilities and Stockholders' Equity	$343,896	$329,409

Statement of Net Income	Year Ended December 31,
	2017	2016
	(in thousands)

Interest from bank deposits	$63	$—
Interest on short-term investments	83	—
Interest on ESOP loan	422	211
Operating expenses	1,195	4,991
Loss before income taxes and equity in undistributed net income of HarborOne Bank	(627)	(4,780)
Income tax provision (benefit)	289	(1,974)
Loss before equity in income of subsidiaries	(916)	(2,806)
Equity in undistributed net income of HarborOne Bank	11,295	8,737
Net Income	$10,379	$5,931

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Cash Flows	Year Ended December 31,
	2017	2016
	(in thousands)

Cash flows from operating activities:
Net income	$10,379	$5,931
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed earnings of subsidiaries	(11,295)	(8,737)
Issuance of common stock to the HarborOne Foundation	—	3,855
Deferred income tax provision (benefit)	445	(1,548)
Share-based compensation	600	—
Net change in other assets	1,065	(1,096)
Net change in other liabilities	385	25
Net cash provided (used) by operating activities	1,579	(1,570)

Cash flows from investing activities:
Investment in HarborOne Bank	—	(60,000)
Repayment of ESOP loan	417	611
Net cash provided (used) by investing activities	417	(59,389)

Cash flows from financing activities:
Issuance of common stock	—	140,529
Repurchase of common stock	(280)	—
Purchase of shares by ESOP	—	(11,872)
Net cash provided (used) by financing activities	(280)	128,657

Net change in cash and cash equivalents	1,716	67,698
Cash and cash equivalents at beginning of year	67,698	—
Cash and cash equivalents at end of year	$69,414	$67,698

25.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands, except share data)

Interest and dividend income	$21,149	$17,439	$21,912	$18,106	$23,414	$19,162	$23,809	$20,049
Interest expense	3,717	3,553	3,697	3,454	4,145	3,260	4,377	3,494
Net interest and dividend income	17,432	13,886	18,215	14,652	19,269	15,902	19,432	16,555
Provision for loan losses	265	205	470	801	921	1,710	760	1,456
Other noninterest income	11,454	10,820	14,299	15,847	14,627	20,869	14,154	19,284
Realized securities gains and impairment losses, net	—	242	—	41	—	—	—	—
Total noninterest income	11,454	11,062	14,299	15,888	14,627	20,869	14,154	19,284
Total noninterest expenses	24,405	24,557	26,878	31,169	28,438	29,609	29,693	29,363
Provision (benefit) for income taxes	1,481	62	1,953	(749)	1,699	1,900	1,540	2,084
Net income (loss)	$2,735	$124	$3,213	$(681)	$2,838	$3,552	$1,593	$2,936

Basic earnings per share	0.09	N/A	0.10	N/A	$0.09	$0.11	$0.05	$0.09
Diluted earnings per share	0.09	N/A	0.10	N/A	$0.09	$0.11	$0.05	$0.09
Weighted average common shares (basic and diluted)	30,998,163	N/A	31,013,002	N/A	31,303,281	30,943,808	31,582,069	30,973,588

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2017. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

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

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 10, 2018 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2017 under the headings of “Board of Director Information,” “Executive Officer Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the Definitive Proxy Statement under the headings of “Director Compensation,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 about the securities authorized for issuance under the Company’s equity compensation plan, the 2017 Stock Option and Incentive Plan. The Company’s shareholders previously approved the plan and all amendments are subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

	Number of		Number of
	Securities		Securities
	to Be Issued Upon		Remaining
	Exercise of	Weighted Average	Available for
	Outstanding	Exercise Price of	Future Issuance
	Options,	Outstanding	(Excluding
	Warrants,	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	1,867,478	$18.35	$210,099
Equity compensation plans not approved by shareholders	—	—	—
Total	1,867,478	$18.35	$210,099

(1) Shares under the 2017 Stock Option and Incentive Plan may be issued as stock options or restricted stock awards.  There are 157,921 stock options and 52,178 restricted stock awards available for future issuance.

The information required herein by item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the Definitive Proxy statement under the heading “Stock Ownership and Other Matters.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Board of Director Information- Related Party Transactions” and “Board of Director Information-Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required herein is incorporated by reference from the Definitive Proxy Statement under the heading “Proposals to be Voted upon at the Annual Meeting – Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2).”

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
10.3+

HarborOne Senior Management Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.4+	HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Form 8-K filed with the Commission on August 10, 2017)
10.5+

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.6+

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.7+

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.8+

Form of Incentive Stock Option Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.9+

Form of Change in Control Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.10+

HarborOne Bank Director Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.11+

First Amendment to Director Retirement Plan (incorporated by reference to Exhibit 10.11 to Amendment No.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date:	March 9, 2018	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Blake	By:	/s/ Joseph F. Casey
	James W. Blake		Joseph F. Casey
	President, Chief Executive Officer and Director		Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)
	Date: March 9, 2018		Date: March 9, 2018

By:	/s/ Joseph F. Barry	By:	/s/ Timothy R. Lynch
	Joseph F. Barry,		Timothy R. Lynch,
	Director		Chairman and Director
	Date: March 9, 2018		Date: March 9, 2018

By:	/s/ David P. Frenette, Esq.	By:	/s/ William A. Payne
	David P. Frenette, Esq.,		William A. Payne,
	Director		Director
	Date: March 9, 2018		Date: March 9, 2018

By:	/s/ Gordon Jezard	By:	/s/ Wallace H. Peckham, III
	Gordon Jezard,		Wallace H. Peckham, III,
	Director		Director
	Date: March 9, 2018		Date: March 9, 2018

By:	/s/ Edward F. Kent	By:	/s/ Michael Sullivan
	Edward F. Kent,		Michael J. Sullivan,
	Director		Director
	Date: March 9, 2018		Date: March 9, 2018

`	/s/ Barry R. Koretz
Barry R. Koretz,
Director
Date: March 9, 2018