Form 10-Q
period 2018-03-31
HarborOne Bancorp, Inc.
filed 2018-05-09
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 1, 2018 there were 32,622,695 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2018	2017

Assets
Cash and due from banks	$15,205	$16,348
Short-term investments	92,105	64,443
Total cash and cash equivalents	107,310	80,791

Securities available for sale, at fair value	182,173	170,853
Securities held to maturity, at amortized cost	46,095	46,869
Federal Home Loan Bank stock, at cost	13,538	15,532
Loans held for sale, at fair value	34,129	59,460
Loans	2,233,153	2,194,967
Less: Allowance for loan losses	(18,863)	(18,489)
Net loans	2,214,290	2,176,478
Accrued interest receivable	6,643	6,545
Other real estate owned and repossessed assets	840	762
Mortgage servicing rights, at fair value	22,696	21,092
Property and equipment, net	24,174	24,487
Retirement plan annuities	12,611	12,498
Bank-owned life insurance	40,684	40,446
Deferred income taxes, net	1,425	843
Goodwill and other intangible assets	13,675	13,497
Other assets	15,294	14,767
Total assets	$2,735,577	$2,684,920

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$288,276	$264,453
Interest-bearing deposits	1,768,760	1,675,795
Brokered deposits	70,176	73,490
Total deposits	2,127,212	2,013,738
Short-term borrowed funds	—	44,000
Long-term borrowed funds	226,364	246,365
Mortgagors' escrow accounts	5,306	5,221
Accrued interest payable	419	518
Other liabilities and accrued expenses	31,419	31,594
Total liabilities	2,390,720	2,341,436

Commitments and contingencies (Notes 2, 9 and 10)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,662,295 shares issued at March 31, 2018 and December 31, 2017, respectively	327	327
Additional paid-in capital	148,559	147,060
Retained earnings	209,946	207,590
Treasury stock, at cost, 39,600 and 14,900 shares at March 31, 2018 and December 31, 2017, respectively	(742)	(280)
Accumulated other comprehensive loss	(2,697)	(528)
Unearned compensation - ESOP	(10,536)	(10,685)
Total stockholders' equity	344,857	343,484

Total liabilities and stockholders' equity	$2,735,577	$2,684,920

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2018	2017

Interest and dividend income:
Interest and fees on loans	$22,504	$19,135
Interest on loans held for sale	411	546
Interest on taxable securities	1,279	998
Interest on non-taxable securities	217	218
Other interest and dividend income	274	252
Total interest and dividend income	24,685	21,149

Interest expense:
Interest on deposits	3,523	2,432
Interest on borrowed funds	1,038	1,285
Total interest expense	4,561	3,717

Net interest and dividend income	20,124	17,432
Provision for loan losses	808	265

Net interest income, after provision for loan losses	19,316	17,167

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	1,022	(442)
Other	6,261	7,846
Total mortgage banking income	7,283	7,404
Deposit account fees	2,967	2,845
Income on retirement plan annuities	113	110
Gain on sale of consumer loans	—	78
Bank-owned life insurance income	239	257
Other income	747	760
Total noninterest income	11,349	11,454

Noninterest expense:
Compensation and benefits	16,352	14,924
Occupancy and equipment	3,275	2,988
Data processing	1,553	1,522
Loan expenses	1,262	1,363
Marketing	999	482
Deposit expenses	330	341
Postage and printing	366	342
Professional fees	968	930
Foreclosed and repossessed assets	63	27
Deposit insurance	494	462
Other expenses	1,937	1,024
Total noninterest expense	27,599	24,405

Income before income taxes	3,066	4,216

Income tax provision	814	1,481

Net income	$2,252	$2,735

Earnings per common share:
Basic	$0.07	0.09
Diluted	$0.07	0.09
Weighted average shares outstanding:
Basic	31,569,811	30,998,163
Diluted	31,569,811	30,998,163

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017

Net income	$2,252	$2,735
Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses)	(2,647)	434
Related tax effect	582	(152)
Net-of-tax amount	(2,065)	282

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	—	60
Related tax effect	—	(9)
Net-of-tax amount	—	51
Total other comprehensive income (loss)	(2,065)	333

Comprehensive income	$187	$3,068

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
(in thousands,	Shares		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
except share data)	Outstanding	Amount	Capital	Earnings	at Cost	Loss	-ESOP	Equity

Balance at December 31, 2016	32,120,880	$321	$144,420	$197,211	$—	$(1,290)	$(11,278)	$329,384

Comprehensive income	—	—	—	2,735	—	333	—	3,068

ESOP shares committed to be released (14,840 shares)	—	—	135	—	—	—	148	283

Balance at March 31, 2017	32,120,880	321	144,555	199,946	—	(957)	(11,130)	332,735

Balance at December 31, 2017	32,647,395	327	147,060	207,590	(280)	(528)	(10,685)	343,484

Comprehensive income (loss)	—	—	—	2,252	—	(2,065)	—	187

Stranded effect of tax rate change (Note 8)	—	—	—	104	—	(104)	—	—

ESOP shares committed to be released (14,840 shares)	—	—	133	—	—	—	149	282

Share-based compensation expense	—	—	1,366	—	—	—	—	1,366

Treasury stock purchased	(24,700)	—	—	—	(462)	—	—	(462)

Balance at March 31, 2018	32,622,695	$327	$148,559	$209,946	$(742)	$(2,697)	$(10,536)	$344,857

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017

Cash flows from operating activities:
Net income	$2,252	$2,735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	808	265
Net amortization of securities premiums/discounts	146	194
Net amortization of net deferred loan costs/fees and premiums	907	1,269
Depreciation and amortization of premises and equipment	718	675
Change in mortgage servicing rights fair value	(1,022)	442
Mortgage and consumer servicing rights capitalized	(582)	(989)
Amortization of consumer servicing rights	12	14
Accretion of fair value adjustment on loans and deposits, net	(134)	(150)
Amortization of intangible assets	22	22
Bank-owned life insurance income	(239)	(257)
Income on retirement plan annuities	(113)	(110)
Gain on sale of portfolio loans	—	(36)
Net loss (gain) on sale and write-down of other real estate owned and repossessed assets	26	(2)
Deferred income tax benefit	—	(53)
ESOP expenses	282	283
Share-based compensation expense	1,366	—
Net change in:
Loans held for sale	25,331	34,511
Other assets and liabilities, net	(1,067)	(8,349)
Net cash provided by operating activities	28,713	30,464

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	5,982	5,888
Purchases	(20,012)	(34,442)
Activity in securities held to maturity:
Maturities, prepayment and calls	691	1,261
Net redemption (purchase) of FHLB stock	1,994	(2,114)
Participation-in loan purchases	(4,875)	(37,527)
Loan originations, net of principal payments	(34,830)	(29,914)
Proceeds from sale of other real estate owned and repossessed assets	165	496
Additions to property and equipment	(405)	(715)
Net cash used by investing activities	(51,290)	(97,067)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017

Cash flows from financing activities:
Net increase in deposits	113,474	119,984
Net change in borrowed funds with maturities less than ninety days	(44,000)	(5,000)
Proceeds from other borrowed funds	10,000	20,000
Repayment of other borrowed funds	(30,001)	(15,001)
Net change in mortgagors' escrow accounts	85	(1,196)
Treasury stock purchased	(462)	—
Net cash provided by financing activities	49,096	118,787

Net change in cash and cash equivalents	26,519	52,184

Cash and cash equivalents at beginning of period	80,791	50,215

Cash and cash equivalents at end of period	$107,310	$102,399

Supplemental cash flow information:
Interest paid on deposits	$3,561	$2,416
Interest paid on borrowed funds	1,084	1,303
Income taxes paid	730	745
Transfer of loans to other real estate owned and repossessed assets	313	597
Transfer of loans to loans held for sale	—	5,088

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2017 and 2016 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation formed on July 13, 2016, HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of a mortgage company and two security corporations.  Merrimack Mortgage Company, LLC was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015, and effective April 3, 2018 became HarborOne Mortgage, LLC (“HarborOne Mortgage”).  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Conversion

On June 29, 2016, the Bank reorganized into a two-tier mutual holding company structure with the Company as a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, a mutual holding company (the “MHC”) and 385,450 shares to The HarborOne Foundation, a charitable foundation formed in connection with the stock offering and dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering. The direct costs of the Company’s stock offering of $3.9 million were deferred and deducted from the proceeds of the offering.

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

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its fourteen full-service and two limited-service bank offices in eastern Massachusetts, a commercial lending office in Providence, Rhode Island, and a loan office in Westford, Massachusetts.  HarborOne Mortgage maintains 36 offices in Massachusetts, New Hampshire, and Maine, and is also licensed to lend in seven additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages and consumer loans, including indirect automobile lending. The Company also originates, sells and services residential mortgage loans primarily through HarborOne Mortgage.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017 or the three months ended March 31, 2018.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Allocated component

The allocated component relates to loans that are classified as impaired.  Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis.  Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring agreement or in the case of certain loans, based on the internal credit rating.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, except for troubled debt restructurings (“TDRs”), the Company does not separately identify individual consumer loans for impairment evaluation.

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

Stock-based Compensation Plans

The Company’s stock-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees.  The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards.  Compensation cost is recognized over the requisite service period as a component of compensation expense.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  The Company accounts for forfeitures of share-based payments by recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. The restricted stock awards are participating securities; therefore, unvested awards are included as common shares outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options awards and are determined using the treasury stock method.

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income; (“ASU 2018-02”).  ASU 2018-02 amends ASU Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”), to eliminate the stranded tax effects resulting from the Tax Act.  The Company early adopted this amendment in the first quarter of 2018 and reclassified $104,000 from accumulated other comprehensive income to retained earnings.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.BUSINESS COMBINATION

On March 14, 2018, the Company entered into an agreement to acquire Coastway Bancorp, Inc. (“Coastway”) in an all cash transaction valued at approximately $125.6 million. Coastway, the holding company of Coastway Community Bank, is headquartered in Warwick, Rhode Island. With 9 branches in the greater Providence area, as well as 3 mortgage lending offices, Coastway had $778.1 million in assets and deposits of $489.0 million as of March 31, 2018.   The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including the approval of the stockholders of Coastway and required regulatory approvals.

3.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

March 31, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$17,985	$—	$542	$17,443
U.S. government-sponsored residential mortgage-backed securities	91,485	28	1,754	89,759
U.S. government-sponsored collateralized mortgage obligations	35,341	—	482	34,859
SBA asset-backed securities	40,820	—	708	40,112
Total securities available for sale	$185,631	$28	$3,486	$182,173

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$16,895	$91	$460	$16,526
U.S. government-sponsored collateralized mortgage obligations	1,955	23	—	1,978
SBA asset-backed securities	2,926	—	27	2,899
Municipal bonds	24,319	718	—	25,037
Total securities held to maturity	$46,095	$832	$487	$46,440

December 31, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$17,985	$—	$178	$17,807
U.S. government-sponsored residential mortgage-backed securities	74,368	132	630	73,870
U.S. government-sponsored collateralized mortgage obligations	36,753	35	106	36,682
SBA asset-backed securities	42,558	102	166	42,494
Total securities available for sale	$171,664	$269	$1,080	$170,853

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$17,452	$97	$214	$17,335
U.S. government-sponsored collateralized mortgage obligations	2,042	54	—	2,096
SBA asset-backed securities	2,991	—	14	2,977
Municipal bonds	24,384	882	—	25,266
Total securities held to maturity	$46,869	$1,033	$228	$47,674

There were no securities pledged as collateral as of March 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2018 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$13,000	$12,678	$4,423	$4,508
Over 10 years	4,985	4,765	19,896	20,529
	17,985	17,443	24,319	25,037

U.S. government-sponsored residential mortgage-backed securities	91,485	89,759	16,895	16,526
U.S. government-sponsored collateralized mortgage obligations	35,341	34,859	1,955	1,978
SBA asset-backed securities	40,820	40,112	2,926	2,899

Total	$185,631	$182,173	$46,095	$46,440

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of four to twenty-nine years; however, it is expected that such securities will have shorter actual lives due to prepayments.

There were no sales or calls of securities during the three months ended March 31, 2018.  There were no sales of securities and proceeds of $400,000 from a call of a held to maturity security during the three months ended March 31, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

March 31, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$153	$7,847	$389	$9,596
U.S. government-sponsored residential mortgage-backed securities	970	55,673	784	24,667
U.S. government-sponsored collateralized mortgage obligations	401	32,211	81	2,648
SBA asset-backed securities	570	35,449	138	4,663
	$2,094	$131,180	$1,392	$41,574

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$224	$7,811	$236	$6,651
SBA asset-backed securities	27	2,899	—	—
	$251	$10,710	$236	$6,651

December 31, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$20	$4,980	$158	$9,827
U.S. government-sponsored residential mortgage-backed securities	155	31,684	475	26,123
U.S. government-sponsored collateralized mortgage obligations	53	10,886	53	2,870
SBA asset-backed securities	95	24,205	71	4,730
	$323	$71,755	$757	$43,550

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$91	$8,211	$123	$6,970
SBA asset-backed securities	14	2,977	—	—
	$105	$11,188	$123	$6,970

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2018, 61 debt securities with an amortized cost of $194.1 million have unrealized losses with aggregate depreciation of 2.05% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at March 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
	2018	2017
	(in thousands)

Residential real estate:
One- to four-family	$672,657	$677,837
Second mortgages and equity lines of credit	89,704	89,080
Commercial real estate	687,121	655,419
Construction	144,949	128,643
Total mortgage loans on real estate	1,594,431	1,550,979

Commercial	111,013	109,523

Consumer loans:
Auto	508,810	513,728
Personal	12,824	14,092
Total consumer loans	521,634	527,820

Total loans	2,227,078	2,188,322

Allowance for loan losses	(18,863)	(18,489)
Net deferred loan costs	6,075	6,645

Loans, net	$2,214,290	$2,176,478

The Company did not sell indirect auto loans during the three months ended March 31, 2018.  During the three months ended March 31, 2017, the Company transferred indirect auto loans of $5.1 million to loans held for sale, and recognized a gain of $78,000 for the fair value adjustment.  The unpaid principal balance of indirect auto loans serviced for others was $19.4 million and $22.4 million at March 31, 2018 and December 31, 2017, respectively.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At March 31, 2018 and December 31, 2017, the Company was servicing loans for participants aggregating $95.0 million and $85.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2017	$3,900	$7,835	$1,910	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(30)	385	266	33	329	(175)	808
Charge-offs	—	—	—	(345)	(140)	—	(485)
Recoveries	7	—	—	1	43	—	51
Balance at March 31, 2018	$3,877	$8,220	$2,176	$1,943	$1,232	$1,415	$18,863

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(374)	(489)	75	158	487	408	265
Charge-offs	(137)	—	—	(83)	(260)	—	(480)
Recoveries	78	—	—	14	39	—	131
Balance at March 31, 2017	$4,530	$6,661	$999	$2,009	$1,046	$1,639	$16,884

Allocation of the allowance to loan segments at March 31, 2018 and December 31, 2017 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

March 31, 2018:
Loans:
Impaired loans	$32,475	$308	$—	$2,700	$—	$—	$35,483
Non-impaired loans	729,886	686,813	144,949	108,313	521,634	—	2,191,595
Total loans	$762,361	$687,121	$144,949	$111,013	$521,634	$—	$2,227,078
Allowance for loan losses:
Impaired loans	$1,227	$—	$—	$399	$—	$—	$1,626
Non-impaired loans	2,650	8,220	2,176	1,544	1,232	1,415	17,237
Total allowance for loan losses	$3,877	$8,220	$2,176	$1,943	$1,232	$1,415	$18,863

December 31, 2017:
Loans:
Impaired loans	$34,310	$312	$130	$3,069	$—	$—	$37,821
Non-impaired loans	732,607	655,107	128,513	106,454	527,820	—	2,150,501
Total loans	$766,917	$655,419	$128,643	$109,523	$527,820	$—	$2,188,322
Allowance for loan losses:
Impaired loans	$1,242	$—	$—	$739	$—	$—	$1,981
Non-impaired loans	2,658	7,835	1,910	1,515	1,000	1,590	16,508
Total allowance for loan losses	$3,900	$7,835	$1,910	$2,254	$1,000	$1,590	$18,489

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2018 and December 31, 2017:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

March 31, 2018
Residential real estate:
One- to four-family	$3,613	$2,210	$3,805	$9,628	$12,524
Second mortgages and equity lines of credit	259	290	155	704	685
Commercial real estate	359	—	308	667	308
Construction	—	—	—	—	—
Commercial	755	327	2,450	3,532	2,450
Consumer:
Auto	1,601	311	268	2,180	351
Personal	36	10	14	60	13
Total	$6,623	$3,148	$7,000	$16,771	$16,331

December 31, 2017
Residential real estate:
One- to four-family	$3,269	$1,116	$5,267	$9,652	$13,308
Second mortgages and equity lines of credit	256	110	296	662	876
Commercial real estate	—	312	—	312	312
Construction	—	—	—	—	130
Commercial	2	—	260	262	3,038
Consumer:
Auto	1,641	342	165	2,148	162
Personal	32	22	18	72	29
Total	$5,200	$1,902	$6,006	$13,108	$17,855

At March 31, 2018 and December 31, 2017, there were no loans past due 90 days or more and still accruing.

The following information pertains to impaired loans:

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$12,174	$12,709	$—	$12,561	$13,171	$—
Commercial real estate	308	308	—	312	312	—
Construction	—	—	—	130	130	—
Commercial	482	623	—	—	—	—
Total	$12,964	$13,640	$—	$13,003	$13,613	$—

Impaired loans with a valuation allowance:
Residential	$20,301	$20,903	$1,227	$21,749	$22,457	$1,242
Commercial	2,218	2,218	399	3,069	3,153	739
Total	$22,519	$23,121	$1,626	$24,818	$25,610	$1,981

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$33,393	$576	$482	$42,060	$701	$579
Commercial real estate	310	—	—	—	—	—
Construction	65	—	—	133	6	6
Commercial	2,885	8	5	3,643	103	101
Total	$36,653	$584	$487	$45,836	$810	$686

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three months ended March 31, 2018 and 2017, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDR loan modifications for the three months ended March 31, 2018 and 2017.

The recorded investment in TDRs was $25.4 million and $31.3 million at March 31, 2018 and 2017, respectively.  Of these loans, $5.9 million and $7.1 million were on non-accrual at March 31, 2018 and 2017, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three months ended March 31, 2018 and 2017, there were no payment defaults on TDRs.

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

The following table presents the Company’s loans by risk rating at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$684,571	$107,767	$133,227	$652,625	$105,888	$116,739
Loans rated 7	—	796	—	—	818	—
Loans rated 8	—	1,968	—	—	1,990	—
Loans rated 9	—	482	—	—	827	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	2,550	—	11,722	2,794	—	11,904
	$687,121	$111,013	$144,949	$655,419	$109,523	$128,643

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balances of mortgage loans serviced for others were $1.95 billion and $1.93 billion as of March 31, 2018 and December 31, 2017, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At March 31, 2018 and December 31, 2017, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2018	2017
Prepayment speed	8.89%	9.79%
Discount rate	9.26	9.26
Default rate	2.03	2.23

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following summarizes changes to MSRs for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Balance, beginning of period	$21,092	$20,333
Additions from loans sold with servicing retained	582	948
Changes in fair value due to :
Reductions from loans paid off during the period	(324)	(314)
Changes in valuation inputs or assumptions	1,346	(128)
Balance, end of period	$22,696	$20,839

Contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million for  the three months ended March 31, 2018 and 2017, respectively.

6.DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)

NOW and demand deposit accounts	$419,776	$395,153
Regular savings and club accounts	378,818	356,300
Money market deposit accounts	701,360	721,021
Total non-certificate accounts	1,499,954	1,472,474

Term certificate accounts greater than $250,000	107,627	78,165
Term certificate accounts less than or equal to $250,000	449,455	389,609
Brokered deposits	70,176	73,490
Total certificate accounts	627,258	541,264

Total deposits	$2,127,212	$2,013,738

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions.  The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors.  At March 31, 2018 and December 31, 2017, total reciprocal deposits were $156.3 million and $174.2 million, respectively.

A summary of certificate accounts by maturity at March 31, 2018 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$431,556	1.47%
Over 1 year to 2 years	126,826	1.83
Over 2 years to 3 years	21,752	1.50
Over 3 years to 4 years	41,595	1.77
Over 4 years to 5 years	5,529	1.60
	$627,258	1.56%

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

7.BORROWED FUNDS

Borrowed funds at March 31, 2018 and December 31, 2017 consist of Federal Home Loan Bank (“FHLB”) advances.  Short-term advances were $44.0 million with a weighted average rate of 1.50% at December 31, 2017.  There were no short-term advances at March 31, 2018.  Long-term advances are summarized by maturity date below.  There were no callable advances at March 31, 2018 or December 31, 2017.

	March 31, 2018		December 31, 2017
		Weighted		Weighted
	Scheduled	Average	Scheduled	Average
	Maturity	Rate	Maturity	Rate
	(dollars in thousands)

Year ending December 31:
2018	$81,250	1.62%	$111,250	1.47%
2019	60,000	1.66	60,000	1.66
2020	50,000	1.84	50,000	1.84
2021	20,000	1.79	20,000	1.79
2022	5,000	0.96	—	—
2023 and thereafter*	10,114	0.23	5,115	0.65
	$226,364	1.62%	$246,365	1.60%

* Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 81% of the carrying value of first mortgage loans on residential property.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 75% of the carrying value of indirect auto loans with principal balance amounting to $119.2 million and $136.1 million, respectively, of which no amount was outstanding at March 31, 2018 and December 31, 2017, respectively.

8.INCOME TAXES

For the three months ended March 31, 2018, the Company recorded an expense of $814,000, representing an effective tax rate of 26.5%.  For the three months ended March 31, 2017, the Company recorded an expense of $1.5 million, representing an effective tax rate of 35.1%.  The decrease in the effective tax rate in 2018 is due primarily to the lower tax rates established by the Tax Cuts and Jobs Act of 2017 that took effect on January 1, 2018.

9.OTHER COMMITMENTS AND CONTINGENCIES

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following off-balance sheet financial instruments were outstanding at March 31, 2018 and December 31, 2017.  The contract amounts represent credit risk.

	March 31,	December 31,
	2018	2017
	(in thousands)

Commitments to grant loans	$67,282	$86,790
Unadvanced funds on home equity lines of credit	76,259	77,117
Unadvanced funds on revolving lines of credit	79,730	71,151
Unadvanced funds on construction loans	176,643	144,918

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

10.DERIVATIVES

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at March 31, 2018 and December 31, 2017.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  At March 31, 2018, there are no securities pledged to the third-party financial institutions to secure interest rate swap liabilities. The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

March 31, 2018:
Derivative loan commitments	$100,039	Other assets	$1,168	Other liabilities	$7
Forward loan sale commitments	89,553	Other assets	109	Other liabilities	219
Interest rate swaps	273,733	Other assets	3,635	Other liabilities	3,635
Risk participation agreements	52,431	Other assets	—	Other liabilities	—
Total			$4,912		$3,861

December 31, 2017:
Derivative loan commitments	$81,604	Other assets	$1,047	Other liabilities	$27
Forward loan sale commitments	95,680	Other assets	46	Other liabilities	92
Interest rate swaps	246,704	Other assets	2,153	Other liabilities	2,153
Risk participation agreements	42,856	Other assets	—	Other liabilities	—
Total			$3,246		$2,272

The following table presents information pertaining to the Company’s derivative instruments in the Consolidated Statements of Operations:

		Gain (loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2018	2017
		(in thousands)

Derivative loan commitments	Mortgage banking income	$141	$965
Forward loan sale commitments	Mortgage banking income	(64)	(1,834)
Total		$77	$(869)

11.COMPENSATION AND BENEFIT PLANS

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of the Company.  Participants in the plan must have at least six years of service as a director to be vested in the benefit which is determined based on number of years of service.  The Company elected to freeze the plan effective December 31, 2017.  The balance of the liability at March 31, 2018 was $1.8 million.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents share information held by the ESOP:

	March 31, 2018	December 31, 2017

Allocated shares	118,719	59,359
Shares committed to be allocated	14,840	59,359
Unallocated shares	1,053,629	1,068,470
Total shares	1,187,188	1,187,188
Fair value of unallocated shares	$18,607,000	$20,472,000

Total compensation expense recognized in connection with the ESOP was $282,000 and $283,000 for the three months ended March 31, 2018 and 2017, respectively.

12.STOCK-BASED COMPENSATION

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

The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other executive officers have previously been disclosed in Securities and Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a change in control; and, that (2) any stock options which vest pursuant to a change in control, which is an event described in the Equity Plan, will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

No stock options were granted in the first quarter of 2018.

A summary of the status of the Company’s stock option grants for the quarter ended March 31, 2018, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Stock Option	Average	Contractual	Intrinsic
Options	Awards	Exercise Price	Term (years)	Value
Balance at January 1, 2018	1,326,063	$18.35
Granted	—	—		—
Balance at March 31, 2018	1,326,063	$18.35	9.34	$(914,983)
Exercisable at March 31, 2018	—	$—	—	$—
Unrecognized compensation cost inclusive of directors' awards	$5,322,000
Weighted average remaining recognition period (years)	2.38

For the quarter ended March 31, 2018, stock-based compensation expense applicable to the stock options was $551,000 and the recognized tax benefit related to this expense was $143,000.  There was no stock-based compensation expense for the quarter ended March 31, 2017.

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the quarter ended March 31, 2018:

	Outstanding Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2018	541,415	$18.35
Granted	—	—
Non-vested stock awards at March 31, 2018	541,415	$18.35
Unrecognized compensation cost inclusive of directors' awards	$7,870,000
Weighted average remaining recognition period (years)	2.38

Total expense for the restricted stock awards was $815,000 for the quarter ended March 31, 2018, and the recognized tax benefits related to this expense was $212,000.  There was no expense related to restricted stock awards in the quarter ended March 31, 2017.

13.MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company and Bank are subject to various regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “FDIC”).  Failure to meet

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

At March 31, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at March 31, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2018 and December 31, 2017 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$333,743	14.9%	$100,587	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	333,743	14.9	134,116	6.0	N/A	N/A
Total capital to risk-weighted assets	314,880	14.1	178,821	8.0	N/A	N/A
Tier 1 capital to average assets	333,743	12.7	105,276	4.0	N/A	N/A

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$330,514	15.1%	$98,292	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	330,514	15.1	131,056	6.0	N/A	N/A
Total capital to risk-weighted assets	349,002	16.0	174,741	8.0	N/A	N/A
Tier 1 capital to average assets	330,514	12.5	105,423	4.0	N/A	N/A

HarborOne Bank
March 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$253,086	11.3%	$100,505	4.5%	$145,174	6.5%
Tier 1 capital to risk-weighted assets	253,086	11.3	134,007	6.0	178,675	8.0
Total capital to risk-weighted assets	271,949	12.2	178,675	8.0	223,344	10.0
Tier 1 capital to average assets	253,086	9.6	105,038	4.0	131,297	5.0

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$249,532	11.4%	$98,266	4.5%	$141,939	6.5%
Tier 1 capital to risk-weighted assets	249,532	11.4	131,021	6.0	174,695	8.0
Total capital to risk-weighted assets	268,021	12.3	174,695	8.0	218,368	10.0
Tier 1 capital to average assets	249,532	9.6	104,264	4.0	130,329	5.0

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

14.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)

Securities available for sale:
Net unrealized gain	$(3,458)	$(811)
Related tax effect	761	283
Total accumulated other comprehensive loss	$(2,697)	$(528)

The directors’ retirement plan was frozen effective December 31, 2017.

The following tables present changes in accumulated other comprehensive loss by component for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	Director's
	Available-for-Sale	Available-for-Sale	Retirement
	Securities	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(528)	$(665)	$(625)	$(1,290)

Other comprehensive income (loss) before reclassifications	(2,647)	434	—	434
Stranded effect of tax rate change	(104)	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	60	60
Net current period other comprehensive income (loss)	(2,751)	434	60	494

Related tax effect	582	(152)	(9)	(161)

Balance at end of period	$(2,697)	$(383)	$(574)	$(957)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

15.FAIR VALUE OF ASSETS AND LIABILITIES

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

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At March 31, 2018 and December 31, 2017, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2018	2017
	(in thousands)

Loans held for sale, fair value	$34,129	$59,460
Loans held for sale, contractual principal outstanding	33,261	57,575
Fair value less unpaid principal	$868	$1,885

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

MSRs - Fair value is based on a third party valuation model that calculates the present value of estimated future net servicing income and includes observable market data such as prepayment speeds and default and loss rates.

Deposits and mortgagors’ escrow accounts - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) and mortgagors’ escrow accounts are, by

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   At March 31, 2018 and December 31, 2017, the weighted average pull-through rate for derivative loan commitments was 85% and 86%, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

March 31, 2018
Assets

Securities available for sale	$—	$182,173	$—	$182,173
Loans held for sale	—	34,129	—	34,129
Mortgage servicing rights	—	22,696	—	22,696
Derivative loan commitments	—	—	1,168	1,168
Forward loan sale commitments	—	—	109	109
Interest rate swaps	—	3,635	—	3,635
	$—	$242,633	$1,277	$243,910
Liabilities

Derivative loan commitments	$—	$—	$7	$7
Forward loan sale commitments	—	—	219	219
Interest rate swaps	—	3,635	—	3,635
	$—	$3,635	$226	$3,861

December 31, 2017
Assets

Securities available for sale	$—	$170,853	$—	$170,853
Loans held for sale	—	59,460	—	59,460
Mortgage servicing rights	—	21,092	—	21,092
Derivative loan commitments	—	—	1,047	1,047
Forward loan sale commitments	—	—	46	46
Interest rate swaps	—	2,153	—	2,153
	$—	$253,558	$1,093	$254,651
Liabilities

Derivative loan commitments	$—	$—	$27	$27
Forward loan sale commitments	—	—	92	92
Interest rate swaps	—	2,153	—	2,153
	$—	$2,153	$119	$2,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2018 and 2017, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2018	2017

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,093	$2,722

Total gains (losses) included in net income (1)	184	(609)

Balance at end of period	$1,277	$2,113

Changes in unrealized gains relating to instruments at period end	$1,277	$2,113

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(119)	$(576)

Total gains (losses) included in net income (1)	(107)	(260)

Balance at end of period	$(226)	$(836)

Changes in unrealized losses relating to instruments at period end	$(226)	$(836)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$2,230	$—	$—	$3,277
Other real estate owned and repossessed assets	—	—	840	—	—	762
	$—	$—	$3,070	$—	$—	$4,039

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2018 and December 31, 2017, respectively.

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Impaired loans	$52	$60
Other real estate owned and repossessed assets	37	—
	$89	$60

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

	March 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$107,310	$107,310	$—	$—	$107,310
Securities available for sale	182,173	—	182,173	—	182,173
Securities held to maturity	46,095	—	46,440	—	46,440
Federal Home Loan Bank stock	13,538	—	—	13,538	13,538
Loans held for sale	34,129	—	34,129	—	34,129
Loans, net	2,214,290	—	—	2,195,922	2,195,922
Retirement plan annuities	12,611	—	—	12,611	12,611
Mortgage servicing rights	22,696	—	22,696	—	22,696
Accrued interest receivable	6,643	—	6,643	—	6,643

Financial liabilities:
Deposits	2,127,212	—	—	2,121,604	2,121,604
Borrowed funds	226,364	—	223,673	—	223,673
Mortgagors' escrow accounts	5,306	—	—	5,306	5,306
Accrued interest payable	419	—	419	—	419

Derivative loan commitments:
Assets	1,168	—	—	1,168	1,168
Liabilities	7	—	—	7	7

Interest rate swap agreements:
Assets	3,635	—	3,635	—	3,635
Liabilities	3,635	—	3,635	—	3,635

Forward loan sale commitments:
Assets	109	—	—	109	109
Liabilities	219	—	—	219	219

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$80,791	$80,791	$—	$—	$80,791
Securities available for sale	170,583	—	170,853	—	170,853
Securities held to maturity	46,869	—	47,674	—	47,674
Federal Home Loan Bank stock	15,532	—	—	15,532	15,532
Mortgage loans held for sale	59,460	—	59,460	—	59,460
Loans, net	2,176,478	—	—	2,175,423	2,175,423
Retirement plan annuities	12,498	—	—	12,498	12,498
Mortgage servicing rights	21,092	—	21,092	—	21,092
Accrued interest receivable	6,545	—	6,545	—	6,545

Financial liabilities:
Deposits	2,013,738	—	—	2,010,052	2,010,052
Borrowed funds	290,365	—	288,939	—	288,939
Mortgagors' escrow accounts	5,221	—	—	5,221	5,221
Accrued interest payable	518	—	518	—	518

Derivative loan commitments:
Assets	1,047	—	—	1,047	1,047
Liabilities	27	—	—	27	27

Interest rate swap agreements:
Assets	2,153	—	2,153	—	2,153
Liabilities	2,153	—	2,153	—	2,153

Forward loan sale commitments:
Assets	64	—	—	46	46
Liabilities	92	—	—	92	92

16.EARNINGS PER SHARE (“EPS”)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,
	2018	2017

Net income applicable to common stock (in thousands)	$2,252	$2,735

Average number of common shares outstanding	32,630,354	32,120,880
Less: Average unallocated ESOP shares	(1,060,543)	(1,122,717)
Average number of common shares outstanding used to calculate basic earnings per common share	31,569,811	30,998,163
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,569,811	30,998,163

Earnings per common share:
Basic	$0.07	$0.09
Diluted	$0.07	$0.09

Stock options for 1,326,063 shares of common stock for the three month period ended March 31, 2018 were not considered in computing diluted earnings per share because they were antidilutive.  There were no potentially dilutive common stock equivalents as of March 31, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

17.SEGMENT REPORTING

The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage.  Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Revenue from HarborOne Mortgage comprises interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Segment profit and loss is measured by net income on a legal entity basis.  Intercompany transactions are eliminated in consolidation.

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2018 and 2017 and for the three months then ended is presented in the tables below.

	Three Months Ended March 31, 2018
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$19,867	$206	$51	$—	$20,124
Provision for loan losses	808	—	—	—	808
Net interest income, after provision for loan losses	19,059	206	51	—	19,316
Mortgage banking income:
Changes in mortgage servicing rights fair value	199	823	—	—	1,022
Other	522	5,739	—	—	6,261
Total mortgage banking income	721	6,562	—	—	7,283
Other noninterest income	4,051	15	—	—	4,066
Total noninterest income	4,772	6,577	—	—	11,349
Noninterest expense	20,423	6,771	405	—	27,599
Income (loss) before income taxes	3,408	12	(354)	—	3,066
Provision (benefit) for income taxes	910	4	(100)	—	814
Net income (loss)	$2,498	$8	$(254)	$—	$2,252

Total assets at period end	$2,699,560	$69,867	$344,566	$(378,416)	$2,735,577
Goodwill at period end	$3,186	$10,379	$—	$—	$13,565

	Three Months Ended March 31, 2017

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$17,070	$362	$—	$—	$17,432
Provision for loan losses	265	—	—	—	265
Net interest income, after provision for loan losses	16,805	362	—	—	17,167
Mortgage banking income:
Changes in mortgage servicing rights fair value	(252)	(190)	—	—	(442)
Other	830	7,016	—	—	7,846
Total mortgage banking income	578	6,826	—	—	7,404
Other noninterest income	4,055	(5)	—	—	4,050
Total noninterest income	4,633	6,821	—	—	11,454
Noninterest expense	17,322	7,034	49	—	24,405
Income (loss) before income taxes	4,116	149	(49)	—	4,216
Provision (benefit) for income taxes	1,441	60	(20)	—	1,481
Net income (loss)	$2,675	$89	$(29)	$—	$2,735

Total assets at period end	$2,567,590	$86,725	$330,993	$(419,164)	$2,566,144
Goodwill at period end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2018, and our results of operations for the three months ended March 31, 2018 and 2017. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission, the Company and Coastway’s ability to achieve the synergies and value creation contemplated by the proposed acquisition; the Company and Coastway’s ability to successfully integrate operations in the proposed acquisition; the effect of the announcement of the proposed acquisition on the ability of Coastway to maintain relationships with its key partners, customers and employees, and on its operating business generally; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud and natural disasters;  changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

Critical Accounting Policies

Certain of our accounting policies, which are important to the portrayal of our financial condition, require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

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

Business Combination

On March 14, 2018, the Company entered into an agreement to acquire Coastway Bancorp, Inc. (“Coastway”) in an all cash transaction valued at approximately $125.6 million. Coastway, the holding company of Coastway Community Bank, is headquartered in Warwick, Rhode Island. With 9 branches in the greater Providence area, as well as 3 mortgage lending offices, Coastway had $778 million in assets and deposits of $489 million as of March 31, 2018.   The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including the approval of the stockholders of Coastway and required regulatory approvals.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets.    Total assets increased $50.7 million, or 1.9%, to $2.74 billion at March 31, 2018 from $2.68 billion at December 31, 2017 primarily due to the continued execution of our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents increased $26.5 million to $107.3 million at March 31, 2018 from $80.8 million at December 31, 2017 as excess funding was invested in Federal funds in the short term.

Loans Held for Sale.    Loans held for sale at March 31, 2018 were $34.1 million, a decrease of $25.3 million from $59.5 million at December 31, 2017 as rising mortgage interest rates and low housing inventories have dampened mortgage demand. Of the loans held for sale at March 31, 2018, $29.5 million were originated by HarborOne Mortgage and $4.6 million were originated by the Bank.

Loans, net.    At March 31, 2018, net loans were $2.21 billion, an increase of $37.8 million, or 1.7%, from $2.18 billion at December 31, 2017, primarily due to an increase in the Bank’s commercial real estate, construction and commercial loan originations, partially offset by decreases in residential mortgage loans and consumer loans. Total commercial real estate and commercial loans at March 31, 2018 were $798.1 million, an increase of $33.2 million, or 4.3%, from $764.9 million at December 31, 2017, reflecting the execution of our business strategy to increase commercial lending. Construction loans increased $16.3 million, or 12.7%, in the same period, primarily due to commercial construction loan advances and originations. Consumer loans decreased $6.2 million, or 1.2% and our residential portfolio decreased by $4.6 million, or 0.6%. The allowance for loan losses was $18.9 million at March 31, 2018 and $18.5 million at December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$672,657	30.2%	$677,837	31.0%
Second mortgages and equity lines of credit	89,704	4.0	89,080	4.1
Commercial real estate	687,121	30.9	655,419	30.0
Construction	144,949	6.5	128,643	5.9
Total real estate	1,594,431	71.6	1,550,979	70.9
Commercial	111,013	5.0	109,523	5.0
Consumer:
Auto	508,810	22.8	513,728	23.5
Personal	12,824	0.6	14,092	0.6
Total consumer	521,634	23.4	527,820	24.1
Total loans	2,227,078	100.0%	2,188,322	100.0%
Allowance for loan losses	(18,863)		(18,489)
Net deferred loan origination costs	6,075		6,645
Loans, net	$2,214,290		$2,176,478

Securities.    Total investment securities at March 31, 2018 were $228.3 million, an increase of $10.5 million, or 4.8%, from December 31, 2017. There were no sales or calls of securities in the first quarter of 2018.  The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$17,985	$17,443	$17,985	$17,807
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	126,826	124,618	111,121	110,552
SBA asset-backed securities	40,820	40,112	42,558	42,494
Total securities available for sale	$185,631	$182,173	$171,664	$170,853

Securities held to maturity:
Debt securities:
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	$18,850	$18,504	$19,494	$19,431
SBA asset-backed securities	2,926	2,899	2,991	2,977
Other bonds and obligations:
State and political subdivisions	24,319	25,037	24,384	25,266
Total securities held to maturity	$46,095	$46,440	$46,869	$47,674

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2018, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.95 billion. Total MSRs were $22.7 million at March 31, 2018 and $21.1 million at December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table represents the activity for MSRs and the related fair value changes during the periods noted:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)

Balance, beginning of period	$21,092	$20,333
Additions from loans sold with servicing retained	582	948
Changes in fair value due to :
Reductions from loans paid off during the period	(324)	(314)
Changes in valuation inputs or assumptions	1,346	(128)
Balance, end of period	$22,696	$20,839

The fair value of our MSRs is provided by a third party that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of MSRs at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Prepayment speed	8.89%	9.79%
Discount rate	9.26	9.26
Default rate	2.03	2.23

Prepayment speeds are significantly impacted by mortgage rates. Generally, decreasing mortgage rates encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the MSRs, thereby reducing the value of MSRs. Conversely, increasing mortgage rates inhibit mortgage refinancing activity, which extends the life of the underlying MSRs and increases the value.

Management has made the strategic decision not to hedge mortgage servicing assets at present. Therefore, any future declines in interest rates would likely cause decreases in the fair value of the MSRs, and a corresponding detriment to earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding benefit to earnings. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of MSRs by selling them or selling loans with the servicing released.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Deposits.    Deposits increased $113.5 million, or 5.6%, to $2.13 billion at March 31, 2018 from $2.01 billion at December 31, 2017.  The following table sets forth information concerning the composition of deposits:

	March 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Non-interest bearing deposits	$288,276	$264,453	$23,823	9.0%
NOW accounts	131,446	130,543	903	0.7
Regular savings	337,572	318,294	19,278	6.1
Money market accounts	495,498	511,883	(16,385)	(3.2)
Term certificate accounts	504,229	405,110	99,119	24.5
Retail deposits	1,757,021	1,630,283	126,738	7.8
Municipal deposits	234,261	231,602	2,659	1.1
Wholesale deposits	135,930	151,853	(15,923)	(10.5)
	$2,127,212	$2,013,738	$113,474	5.6%

Reciprocal deposits	$156,325	$174,244	$(17,919)	(10.3)%

The growth in deposits was driven by an increase of $126.7 million in retail deposits and $2.7 million in municipal deposits, partially offset by a decrease of $15.9 million in wholesale deposits. The increase in retail deposits was largely driven by 11 and 13 month term deposit specials offered during the quarter at attractive rates. Wholesale deposits include brokered deposits of $70.2 million, $25.8 million in certificates of deposits from institutional investors and $40.0 million in deposits from the Company. The Bank participates in a reciprocal deposit program that converts the Company’s deposit at the Bank into multiple deposits at other financial institutions which are not eliminated in consolidation. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $156.3 million in reciprocal deposits, including the Company’s $40.0 million deposit and $116.3 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market.

Borrowings.   Total borrowings from the FHLB decreased $64.0 million, or 22.0%, to $226.4 million at March 31, 2018 from $290.4 million at December 31, 2017.

Stockholders’ equity.    Total stockholders’ equity was $344.9 million at March 31, 2018 compared to $343.5 million at December 31, 2017, an increase of 0.4%.

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

Overview.   Consolidated net income for the three months ended March 31, 2018 was $2.3 million compared to net income of $2.7 million for the three months ended March 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bancorp, Inc. Consolidated

Average Balances and Yields. The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21% for March 31, 2018 and 35% for March 31, 2017.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost (6)
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,248,119	$22,915	4.13%	$2,111,768	$19,681	3.78%
Investment securities (2)	227,362	1,541	2.75	197,525	1,292	2.65
Other interest-earning assets	37,346	274	2.97	67,428	252	1.52
Total interest-earning assets	2,512,827	24,730	3.99	2,376,721	21,225	3.62
Noninterest-earning assets	125,640			124,148
Total assets	$2,638,467			$2,500,869
Interest-bearing liabilities:
Savings accounts	$332,414	137	0.17	$326,731	151	0.19
NOW accounts	125,602	20	0.06	123,340	19	0.06
Money market accounts	716,380	1,383	0.78	627,073	753	0.49
Certificates of deposit	496,839	1,718	1.40	469,774	1,350	1.17
Brokered deposits	78,930	265	1.36	65,698	159	0.98
Total interest-bearing deposits	1,750,165	3,523	0.82	1,612,616	2,432	0.61
FHLB advances	253,359	1,038	1.66	291,896	1,285	1.79
Total interest-bearing liabilities	2,003,524	4,561	0.92	1,904,512	3,717	0.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	260,455			237,056
Other noninterest-bearing liabilities	31,457			28,981
Total liabilities	2,295,436			2,170,549
Total equity	343,031			330,320
Total liabilities and equity	$2,638,467			$2,500,869
Tax equivalent net interest income		20,169			17,508
Tax equivalent interest rate spread (3)			3.07%			2.83%
Less: tax equivalent adjustment		45			76
Net interest income as reported		$20,124			$17,432
Net interest-earning assets (4)	$509,303			$472,209
Net interest margin (5)			3.25%			2.97%
Tax equivalent effect			0.01			0.02
Net interest margin on a fully tax equivalent basis			3.26%			2.99%
Ratio of interest-earning assets to interest-bearing liabilities	125.42%			124.79%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for March 31, 2018 and 35% for March 31, 2017.  The yield on investments before tax equivalent adjustments for the quarters presented were 2.67% and 2.50%, respectively.

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

	Three Months Ended March 31,
	2018 v. 2017
	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$1,257	$1,977	$3,234
Investment securities	195	54	249
Other interest-earning assets	(79)	101	22
Total interest-earning assets	1,373	2,132	3,505
Interest-bearing liabilities:
Savings accounts	3	(17)	(14)
NOW accounts	1	—	1
Money market accounts	98	532	630
Certificates of deposit	77	291	368
Brokered deposit	28	78	106
Total interest-bearing deposits	207	884	1,091
FHLB advances	(162)	(85)	(247)
Total interest-bearing liabilities	45	799	844
Change in net interest income	$1,328	$1,333	$2,661

Interest and Dividend Income.    Interest and dividend income increased $3.6 million, or 16.7%, to $24.7 million for the three months ended March 31, 2018, compared to $21.1 million for the three months ended March 31, 2017. The increase was primarily due to a $3.2 million, or 16.4%, increase in interest on loans and loans held for sale to $22.9 million for the three months ended March 31, 2018 from $19.7 million for the three months ended March 31, 2017. Additionally, the increase in loan interest income was attributable to a 6.5% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans. The average yield on loans and loans held for sale increased 35 basis points. Interest and dividend income on securities increased by $280,000, or 23.0%, from $1.2 million for the three months ended March 31, 2017 to $1.5 million for the three months ended March 31, 2018.

Interest Expense.    Interest expense increased $844,000, or 22.7%, to $4.6 million for the three months ended March 31, 2018 from $3.7 million for the three months ended March 31, 2017. The increase resulted from a $1.1 million increase in interest expense on deposits partially offset by a $247,000 decrease in interest expense on borrowings. The increase in interest expense on deposits resulted from an 8.5% increase in average balances and a 21 basis point increase in the cost of deposits. Increases in the average balances and the rates on money market accounts and certificates of deposit where the significant components of the growth, driven by new products with higher rates. Average money market deposits increased by $89.3 million, or 14.2% and the cost of money market deposits was 0.78% for the for the first quarter of 2018 compared to 0.49% for the first quarter of 2017.  The cost of certificates of deposit increased 23 basis point to 1.40% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 and the average balance increased 5.8%.  The decrease in interest expense on borrowings reflects the 13.2% decrease in average balance and the 13 basis point decrease in rate when comparing the three months ended March 31, 2018 and 2017.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $2.7 million, or 15.2%, to $20.2 million for the three months ended March 31, 2018 from $17.5 million for the three months ended March 31, 2017. Growth in higher yielding commercial loans was primarily funded with deposit growth. The tax

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

equivalent net interest spread increased 24 basis points to 3.07% for the three months ended March 31, 2018 from 2.83% for the three months ended March 31, 2017, and net interest margin on a tax equivalent basis increased by 27 basis points to 3.26% for the three months ended March 31, 2018 from 2.99% for the three months ended March 31, 2017.

The tables below show the results of operations for HarborOne Bank (excluding HarborOne Mortgage) for the three months ended March 31, 2018 and 2017, the increase or decrease in those results, the results of operations for HarborOne Mortgage for the three months ended March 31, 2018 and 2017, and the increase or decrease in those results. Revenue and expenses for the holding company are minor and not reflected in the below tables.

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$19,867	$17,070	$2,797	16.4%	$206	$362	$(156)	(43.1)%
Provision for loan losses	808	265	543	204.9	—	—	—	—
Net interest income, after provision for loan losses	19,059	16,805	2,254	13.4	206	362	(156)	(43.1)
Mortgage banking income:
Changes in mortgage servicing rights fair value	199	(252)	451	179.0	823	(190)	1,013	533.2
Other	522	830	(308)	(37.1)	5,739	7,016	(1,277)	(18.2)
Total mortgage banking income	721	578	143	24.7	6,562	6,826	(264)	(3.9)
Other noninterest income	4,051	4,055	(4)	(0.1)	15	(5)	20	400.0
Total noninterest income	4,772	4,633	139	3.0	6,577	6,821	(244)	(3.6)
Noninterest expense	20,423	17,322	3,101	17.9	6,771	7,034	(263)	(3.7)
Income before income taxes	3,408	4,116	(708)	(17.2)	12	149	(137)	(91.9)
Provision for income taxes	910	1,441	(531)	(36.8)	4	60	(56)	(93.3)
Net income	$2,498	$2,675	$(177)	(6.6)%	$8	$89	$(81)	(91.0)%

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net Income.    The Bank’s net income decreased by $177,000 to $2.5 million for the three months ended March 31, 2018 from $2.7 million for the three months ended March 31, 2017 and, pre-tax income was $3.4 million for the three months ended March 31, 2018, a $708,000 decrease from the three months ended March 31, 2017. The decrease in pre-tax income reflects a $3.1 million increase in noninterest expense and a $543,000 increase in the provision for loan losses partially offset by an increase in net interest income of $2.8 million and a $139,000 increase in noninterest income.  The provision for income taxes decreased $531,000 partially offsetting the pre-tax income decrease for the quarter.

Provision for Loan Losses.    The Bank recorded a provision for loan losses of $808,000 for the three months ended March 31, 2018 and $265,000 for the three months ended March 31, 2017. The 2018 provision reflects the continued growth in commercial loans. In the first quarter of 2017 the provision as a result of commercial loan growth was partially offset by adjustments to the general reserve allocations for commercial loans.  Net charge-offs were $434,000 for the three months ended March 31, 2018 compared to $349,000 for the same period in 2017 and  credit quality improved as nonaccrual loans declined to $16.3 million at March 31, 2018 from $21.6 million at March 31, 2017.

Noninterest Income.    Total noninterest income increased to $4.8 million for the three months ended March 31, 2018 compared to $4.6 million for the prior year period. The following table sets forth the components of non-interest income:

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$142	$415	$(273)	(65.8)
Processing, underwriting and closing fees	31	39	(8)	(20.5)
Secondary market loan servicing fees, net of guarantee fees	349	377	(28)	(7.4)
Changes in mortgage servicing rights fair value	199	(253)	452	178.7
Total mortgage banking income	721	578	143	24.7%
Deposit account fees	2,967	2,845	122	4.3
Income on retirement plan annuities	112	110	2	1.8
Gain on sale of consumer loans	—	78	(78)	(100.0)
Bank-owned life insurance income	239	257	(18)	(7.0)
Other	733	765	(32)	(4.2)
Total non-interest income	$4,772	$4,633	$139	3.0%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$98	$162	$(64)	(39.5)%

Total mortgage banking income increased $143,000, or 24.7%, to $721,000 for the three months ended March 31, 2018 compared to $578,000 for the three months ended March 31, 2017. The increase is primarily a result of the MSRs fair value adjustment partially offset by decreases in other mortgage banking income due to a decrease in mortgage loan originations and sales. The fair value adjustment of MSRs was a $199,000 gain in 2018 compared to a loss of $252,000 during the three months ended March 31, 2017, driven by the market rate changes during the periods.

Other noninterest income was flat at $4.1 million for the three months ended March 31, 2018 and March 31, 2017.

Noninterest Expense.    Noninterest expense increased $3.1 million, or 17.9%, to $20.4 million for the three months ended March 31, 2018 from $17.3 million for the three months ended March 31, 2017. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$11,568	$9,854	$1,714	17.4%
Occupancy and equipment	2,675	2,488	187	7.5
Data processing expenses	1,540	1,500	40	2.7
Loan expenses	361	356	5	1.4
Marketing	946	424	522	123.1
Deposit expenses	330	341	(11)	(3.2)
Postage and printing	311	290	21	7.2
Professional fees	759	732	27	3.7
Foreclosed and repossessed assets	63	27	36	133.3
Deposit insurance	494	462	32	6.9
Other expenses	1,376	848	528	62.3
Total non-interest expense	$20,423	$17,322	$3,101	17.9%

Compensation and benefits increased $1.7 million or 17.4% primarily due to equity plan expense of $974,000 in 2018 with no such expense in 2017 and an increase of $527,000 in salary expense reflecting annual increases and additional staffing.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Marketing expense increased $522,000 or 123.1% due to increased marketing to broaden our market reach and brand name recognition.

Other expenses increased $528,000 or 62.3% primarily due to $486,000 in expenses for the Coastway acquisition.

Income Tax Provision.    Provision for income taxes for the three months ended March 31, 2018 was $814,000 compared to $1.5 million for the three months ended March 31, 2017. The decreased provision for income taxes was mainly due to the lower tax rate established by the Tax Cuts and Jobs Act of 2017. Additionally, pre-tax earnings were lower by $531,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

HarborOne Mortgage Segment

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net Income.   HarborOne Mortgage recorded net income of $8,000 for the three months ended March 31, 2018, as compared to $89,000 for the three months ended March 31, 2017. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    During the three months ended March 31, 2018 and 2017, noninterest income totaled $6.6 million and $6.8 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$4,182	$5,486	$(1,304)	(23.8)%
Processing, underwriting and closing fees	600	667	(67)	(10.0)
Secondary market loan servicing fees net of guarantee fees	957	863	94	10.9
Changes in mortgage servicing rights fair value	823	(190)	1,013	533.2
Total mortgage banking income	$6,562	$6,826	$(264)	(3.9)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$484	$787	$(303)	(38.5)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

For the three months ended March 31, 2018 and 2017, HarborOne Mortgage originated $158.3 million and $183.9 million, respectively, of residential mortgages.  The decrease in residential mortgage originations is primarily due to increased rates and the tight residential real estate market. The following tables provide additional loan production detail:

	Three Months Ended March 31,
	2018		2017
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$139,725	88.3%	$147,858	80.4%
Third Party	18,551	11.7	36,061	19.6
Total	$158,276	100.0%	$183,919	100.0%

Product Type
Conventional	$100,911	63.8%	$109,446	59.5%
Government	42,528	26.9	63,447	34.5
State Housing Agency	—	—	8,820	4.8
Jumbo	14,837	9.4	2,069	1.1
Seconds	—	—	137	0.1
Total	$158,276	100.0%	$183,919	100.0%

Purpose
Purchase	$112,273	70.9%	$129,366	70.3%
Refinance	44,732	28.3	54,553	29.7
Construction	1,271	0.8	—	—
Total	$158,276	100.0%	$183,919	100.0%

Gain on sale of mortgage loans decreased $1.3 million, or 23.8%, due to decreased residential mortgage demand. Included in the gain on mortgage sales was $484,000 of originated MSRs for the quarter ended March 31, 2018 as compared to $787,000 for the same quarter in 2017. The decrease in originated MSRs is due to a decrease in the volume of servicing retained sales as compared to the prior year quarter.

During the three months ended March 31, 2018 the fair value of MSRs  increased $823,000 and the 10-year Treasury constant maturity rate increased 34 basis points. For the same quarter in 2017 the fair value of MSRs decreased $190,000 and the 10 year Treasury Constant Maturity rate decreased 5 basis points.  Decreasing interest rates generally result in a decrease in MSR fair values as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, MSR fair values tend to increase.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Noninterest expense for the three months ended March 31, 2018 and 2017 was $6.8 million and $7.0 million, respectively. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$4,904	$5,166	$(262)	(5.1)%
Occupancy and equipment	595	499	96	19.2
Data processing expenses	13	23	(10)	(43.5)
Loan expenses	901	1,007	(106)	(10.5)
Marketing	53	58	(5)	(8.6)
Postage and printing	43	45	(2)	(4.4)
Professional fees	128	104	24	23.1
Other Expenses	134	131	3	2.3
Total non-interest expense	$6,771	$7,033	$(262)	(3.7)%

Generally, HarborOne Mortgage expenses decreased consistent with the decreased mortgage loan volume. Occupancy and equipment expense increased $96,000 or 19.2% due to expenses related to the conversion to a new mortgage origination system as part of the residential mortgage group integration.

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2018	2017
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$12,524	$13,308
Second mortgages and equity lines of credit	685	876
Commercial real estate	308	312
Construction	—	130
Commercial	2,450	3,038
Consumer	364	191
Total nonaccrual loans (1)	16,331	17,855
Other real estate owned:
One- to four-family residential	838	665
Other repossessed assets	2	97
Total nonperforming assets	17,171	18,617
Performing troubled debt restructurings	19,516	20,377
Total nonperforming assets and performing troubled debt restructurings	$36,687	$38,994

Total nonperforming loans to total loans (2)	0.73%	0.81%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.34%	1.45%
Total nonperforming assets to total assets	0.63%	0.69%

(1) $5.9 million and $6.9 million of troubled debt restructurings are included in total nonaccrual loans at March 31, 2018 and December 31, 2017, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Income related to impaired loans included in interest income for the three months ended March 31, 2018 and 2017, amounted to $584,000 and $810,000, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	March 31,	December 31,
	2018	2017
	(in thousands)

Classified loans:
Substandard	$1,968	$1,990
Doubtful	482	827
Loss	—	—
Total classified loans	2,450	2,817
Special mention	796	818
Total criticized loans	$3,246	$3,635

None of the special mention assets at March 31, 2018 and December 31, 2017 were on nonaccrual.

At March 31, 2018, our allowance for loan losses was $18.9 million, or 0.84% of total loans and 115.51% of nonperforming loans. At December 31, 2017, our allowance for loan losses was $18.5 million, or 0.84% of total loans and 103.55% of nonperforming loans. Nonperforming loans at March 31, 2018 were $16.3 million, or 0.73% of total loans, compared to $17.9 million, or 0.81% of total loans, at December 31, 2017. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2018			December 31, 2017
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$3,346	17.74%	30.20%	$3,375	18.25%	30.98%
Second mortgages and equity lines of credit	531	2.82	4.03	525	2.84	4.07
Commercial real estate	8,220	43.58	30.85	7,835	42.38	29.95
Construction	2,176	11.54	6.51	1,910	10.33	5.88
Commercial	1,943	10.30	4.98	2,254	12.19	5.00
Consumer	1,232	6.53	23.42	1,000	5.41	24.12
Total general and allocated allowance	17,448	92.50	100.00%	16,899	91.40	100.00%
Unallocated	1,415	7.50		1,590	8.60
Total	$18,863	100.00%		$18,489	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Allowance at beginning of period	$18,489	$16,968
Provision for loan losses	808	265
Charge offs:
Residential real estate:
One- to four-family	—	(119)
Second mortgages and equity lines of credit	—	(18)
Commercial real estate	—	—
Construction	—	—
Commercial	(345)	(83)
Consumer	(140)	(260)
Total charge-offs	(485)	(480)

Recoveries:
Residential real estate:
One- to four-family	5	74
Second mortgages and equity lines of credit	2	4
Commercial real estate	—	—
Construction	—	—
Commercial	1	14
Consumer	43	39
Total recoveries	51	131
Net charge-offs	(434)	(349)
Allowance at end of period	$18,863	$16,884
Total loans outstanding (1)	$2,233,153	$2,055,128
Average loans outstanding	$2,208,191	$2,060,942
Allowance for loan losses as a percent of total loans outstanding (1)	0.84%	0.82%
Annualized net loans charged off as a percent of average loans outstanding	0.08%	0.07%
Allowance for loan losses to nonperforming loans	115.51%	78.17%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $808,000 and $265,000 for the three months ended March 31, 2018 and 2017, respectively. The provisions primarily reflect loan loss allocations commensurate with commercial loan growth and other changes in the loan portfolio. In the first quarter of 2017, the Company adjusted general reserve allocations for commercial real estate and commercial loans based on updated peer data. The updated peer data resulted in lower general reserve rates and reserves on these loan types; however, the decrease was partially offset by commercial loan growth. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $434,000 for the quarter ended March 31, 2018, or 0.08%, of average loans outstanding on an annualized basis, compared to $349,000 and 0.07% for the quarter ended March 31, 2017. Nonperforming assets were $17.2 million at March 31, 2018 compared to $18.6 million at December 31, 2017 and $23.5 million at March 31, 2017. Nonperforming assets as a percentage of total assets were 0.63% at March 31, 2018, 0.69% at December 31, 2017 and 0.91% at March 31, 2017. The continued improvement in asset quality reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

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

As of March 31, 2018, net interest income simulation results for the Company indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

March 31, 2018
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	4.90%
(100)	(4.30)%

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

The table below sets forth, as of March 31, 2018, the estimated changes in the EVE that would result from the designated changes in the Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2018
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$416,224	$2,178	0.5%	16.8%	1.35
0	414,046	—	—	15.5
- 100	375,283	(38,763)	(9.4)	13.7	(1.74)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $28.7 million for the three months ended March 31, 2018 and $30.4 million for the three months ended March 31, 2017. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $51.3 million and $97.1 million for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock was $49.1 million and $118.8 million for the three months ended March 31, 2018 and 2017, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

The Bank is subject to various regulatory capital requirements. At March 31, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At March 31, 2018, we had outstanding commitments to originate loans of $67.3 million and unadvanced funds on loans of $332.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $431.6 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  For additional information on financial instruments with off-balance sheet risk see Note 9 to the unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

The merger of the Company and Coastway may not be completed, which could have a material adverse effect on our business, future operations, and stock price.

Completion of the merger is subject to certain closing conditions, including the approval of the stockholders of Coastway and the receipt of all required regulatory approvals, in each case without the imposition of a materially burdensome condition.  If the merger is not completed, our ongoing business and financial results may be adversely affected and we will be subject to several risks, including the following:

•	the price of our common stock may decline to the extent that its current market prices reflect a market assumption that the merger will be completed;
•	having to pay significant costs relating to the merger without receiving any benefits arising from the merger;
•	negative reactions from customers, shareholders and market analysts; and
•	the diversion of the focus of our management to the merger instead of on pursuing other opportunities that could have been beneficial to our business.

If the merger is not completed, our business may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of our management team on the merger, without realizing any of the anticipated benefits of completing the merger.

The Company may be unable to successfully integrate Coastway’s operations and retain Coastway’s key employees.

The merger involves the integration of two companies that previously operated independently. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The integration of the two companies may require the experience and expertise of certain of our and Coastway’s key employees and the Company may not be successful in retaining these employees for the time period necessary to successfully integrate Coastway’s operations with those of the Company. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have a material adverse effect on the business and results of operations of the combined company.

Unanticipated costs relating to the merger could reduce the Company’s future earnings per share.

The success of the merger will depend, in part, on the Company's ability to realize the anticipated benefits and cost savings from combining the business of the Company with Coastway. It is possible that the Company will not be able to achieve expected synergies related to the merger or could incur unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, which could have a material adverse effect on the results of operations and financial condition of the combined company. If unexpected costs are incurred, the merger may not be as accretive as expected or could even have a dilutive effect on the combined company’s earnings per share.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the bank merger may be completed, the Company and Coastway must obtain approvals (or waivers) from the Federal Reserve Board, the Federal Deposit Insurance Corporation, Massachusetts Division of Banks, and the Rhode Island Department of Business Regulation. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.

Litigation may be filed against the board of directors of Coastway that could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.

In connection with the merger, it is possible that Coastway’s stockholders may file lawsuits against the board of directors of Coastway.  Among other remedies, these stockholders could seek to enjoin the merger.  If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the merger and result in substantial costs to the Company, including any costs associated with assuming the indemnification obligations of Coastway.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None
b)	Use of Proceeds. None
c)	Repurchase of Equity Securities.

The Company adopted a share repurchase program on October 27, 2017.  The Company may repurchase up to 1,633,155 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares.  The repurchase program may be suspended or terminated at any time without prior notice, and it will expire October 28, 2019.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2018.

	Issuer Purchases of Equity Securities
	Total Number
	of Shares	Average Price
Period	Purchased	Paid Per Share
January 1 to January 31, 2018	8,900	$18.88
February 1 to February 28, 2018	15,800	18.61
March 1 to March 31, 2018	—	—
Total	24,700	$18.71

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (in the next section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated as of March 14, 2018 among HarborOne Bancorp, Inc., Massachusetts Acquisitions, LLC and Coastway Bancorp, Inc.  (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2018)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 9, 2018	By:	/s/ James W. Blake
James W. Blake
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Joseph F. Casey
Joseph F. Casey
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director (Principal Accounting and Financial Officer)