Form 10-Q/A
period 2018-03-31
HarborOne Bancorp, Inc.
filed 2018-05-17
CIK 1668224

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed by HarborOne Bancorp, Inc. (“Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on May 9, 2018 (the “Original Filing”).  This Amendment is being filed solely to revise the tabular summary of the Company’s regulatory capital ratios at March 31, 2018 located on page 28 as part of Note 13, “Minimum Regulatory Capital Requirements” in Part I, Financial Statements of the Original Filing. The Original Filing incorrectly stated that as of March 31, 2018, the Company’s actual total capital to risk-weighted assets amount and ratio were $314,880 and 14.1%, respectively.  The correct total capital to risk-weighted assets amount and ratio as of March 31, 2018 were $352,606 and 15.8%, respectively.  Except for the foregoing, the Original Filing remains unchanged.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2 and 32.1 to this Amendment.

This Amendment speaks as of the date of the Original Filing and does not reflect any events that may have occurred after that date.  Except as specifically noted above, the Amendment does not modify or update the financial results or disclosures in the Original Filing.

3

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2018 and December 31, 2017 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$333,743	14.9%	$100,587	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	333,743	14.9	134,116	6.0	N/A	N/A
Total capital to risk-weighted assets	352,606	15.8	178,821	8.0	N/A	N/A
Tier 1 capital to average assets	333,743	12.7	105,276	4.0	N/A	N/A

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$330,514	15.1%	$98,292	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	330,514	15.1	131,056	6.0	N/A	N/A
Total capital to risk-weighted assets	349,002	16.0	174,741	8.0	N/A	N/A
Tier 1 capital to average assets	330,514	12.5	105,423	4.0	N/A	N/A

HarborOne Bank
March 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$253,086	11.3%	$100,505	4.5%	$145,174	6.5%
Tier 1 capital to risk-weighted assets	253,086	11.3	134,007	6.0	178,675	8.0
Total capital to risk-weighted assets	271,949	12.2	178,675	8.0	223,344	10.0
Tier 1 capital to average assets	253,086	9.6	105,038	4.0	131,297	5.0

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$249,532	11.4%	$98,266	4.5%	$141,939	6.5%
Tier 1 capital to risk-weighted assets	249,532	11.4	131,021	6.0	174,695	8.0
Total capital to risk-weighted assets	268,021	12.3	174,695	8.0	218,368	10.0
Tier 1 capital to average assets	249,532	9.6	104,264	4.0	130,329	5.0

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

HarborOne Bancorp, Inc.

Date: May 17, 2018	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 17, 2018	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)