Form 10-Q
period 2018-06-30
HarborOne Bancorp, Inc.
filed 2018-08-08
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018 there were 32,622,695 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2018	2017

Assets
Cash and due from banks	$20,232	$16,348
Short-term investments	112,264	64,443
Total cash and cash equivalents	132,496	80,791

Securities available for sale, at fair value	185,702	170,853
Securities held to maturity, at amortized cost	48,251	46,869
Federal Home Loan Bank stock, at cost	15,310	15,532
Loans held for sale, at fair value	71,017	59,460
Loans	2,300,695	2,194,967
Less: Allowance for loan losses	(19,244)	(18,489)
Net loans	2,281,451	2,176,478
Accrued interest receivable	7,284	6,545
Other real estate owned and repossessed assets	1,029	762
Mortgage servicing rights, at fair value	22,832	21,092
Property and equipment, net	24,226	24,487
Retirement plan annuities	12,730	12,498
Bank-owned life insurance	40,928	40,446
Deferred income taxes, net	1,717	843
Goodwill and other intangible assets	13,717	13,497
Other assets	21,024	14,767
Total assets	$2,879,714	$2,684,920

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$294,944	$264,453
Interest-bearing deposits	1,828,162	1,675,795
Brokered deposits	79,396	73,490
Total deposits	2,202,502	2,013,738
Short-term borrowed funds	70,000	44,000
Long-term borrowed funds	217,438	246,365
Mortgagors' escrow accounts	5,299	5,221
Accrued interest payable	417	518
Other liabilities and accrued expenses	35,482	31,594
Total liabilities	2,531,138	2,341,436

Commitments and contingencies (Notes 2, 9 and 10)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,662,295 shares issued at June 30, 2018 and December 31, 2017, respectively	327	327
Additional paid-in capital	150,063	147,060
Retained earnings	213,049	207,590
Treasury stock, at cost, 39,600 and 14,900 shares at June 30, 2018 and December 31, 2017, respectively	(742)	(280)
Accumulated other comprehensive loss	(3,733)	(528)
Unearned compensation - ESOP	(10,388)	(10,685)
Total stockholders' equity	348,576	343,484

Total liabilities and stockholders' equity	$2,879,714	$2,684,920

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$23,866	$19,640	$46,370	$38,775
Interest on loans held for sale	521	620	932	1,166
Interest on taxable securities	1,351	1,116	2,630	2,114
Interest on non-taxable securities	216	216	433	434
Other interest and dividend income	297	320	571	572
Total interest and dividend income	26,251	21,912	50,936	43,061

Interest expense:
Interest on deposits	4,450	2,567	7,973	4,999
Interest on borrowed funds	906	1,130	1,944	2,415
Total interest expense	5,356	3,697	9,917	7,414

Net interest and dividend income	20,895	18,215	41,019	35,647
Provision for loan losses	886	470	1,694	735

Net interest income, after provision for loan losses	20,009	17,745	39,325	34,912

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(306)	(1,052)	716	(1,494)
Other	8,765	11,200	15,026	19,046
Total mortgage banking income	8,459	10,148	15,742	17,552
Deposit account fees	3,224	3,071	6,191	5,916
Income on retirement plan annuities	119	113	232	223
Gain on sale of consumer loans	—	—	—	78
Bank-owned life insurance income	243	261	482	518
Other income	512	706	1,259	1,466
Total noninterest income	12,557	14,299	23,906	25,753

Noninterest expense:
Compensation and benefits	17,345	16,319	33,697	31,243
Occupancy and equipment	2,961	2,726	6,236	5,714
Data processing	1,569	1,528	3,122	3,050
Loan expenses	1,390	1,882	2,652	3,245
Marketing	1,084	1,041	2,083	1,523
Deposit expenses	327	367	657	708
Postage and printing	354	295	720	637
Professional fees	915	1,080	1,883	2,010
Foreclosed and repossessed assets	45	25	108	52
Deposit insurance	491	446	985	908
Other expenses	2,037	1,169	3,974	2,193
Total noninterest expense	28,518	26,878	56,117	51,283

Income before income taxes	4,048	5,166	7,114	9,382

Income tax provision	945	1,953	1,759	3,434

Net income	$3,103	$3,213	$5,355	$5,948

Earnings per common share:
Basic	$0.10	$0.10	$0.17	$0.19
Diluted	$0.10	$0.10	$0.17	$0.19
Weighted average shares outstanding:
Basic	31,578,961	31,013,002	31,574,411	31,005,623
Diluted	31,578,961	31,013,002	31,574,411	31,005,623

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017

Net income	$3,103	$3,213	$5,355	$5,948
Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses)	(1,328)	541	(3,975)	975
Related tax effect	292	(188)	874	(340)
Net-of-tax amount	(1,036)	353	(3,101)	635

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	—	61	—	121
Related tax effect	—	(25)	—	(34)
Net-of-tax amount	—	36	—	87

Total other comprehensive income (loss)	(1,036)	389	(3,101)	722

Comprehensive income	$2,067	$3,602	$2,254	$6,670

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Additional		Treasury	Other	Unearned	Total
	Common Stock		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Loss	- ESOP	Equity

Balance at December 31, 2016	32,120,880	$321	$144,420	$197,211	$—	$(1,290)	$(11,278)	$329,384

Comprehensive income	—	—	—	5,948	—	722	—	6,670

ESOP shares committed to be released (29,680 shares)	—	—	285	—	—	—	296	581

Balance at June 30, 2017	32,120,880	$321	$144,705	$203,159	$—	$(568)	$(10,982)	$336,635

Balance at December 31, 2017	32,647,395	$327	$147,060	$207,590	$(280)	$(528)	$(10,685)	$343,484

Comprehensive income (loss)	—	—	—	5,355	—	(3,101)	—	2,254

Stranded effect of tax rate change (Note 1)	—	—	—	104	—	(104)	—	—

ESOP shares committed to be released (29,680 shares)	—	—	256	—	—	—	297	553

Share-based compensation expense	—	—	2,747	—	—	—	—	2,747

Treasury stock purchased	(24,700)	—	—	—	(462)	—	—	(462)

Balance at June 30, 2018	32,622,695	$327	$150,063	$213,049	$(742)	$(3,733)	$(10,388)	$348,576

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017

Cash flows from operating activities:
Net income	$5,355	$5,948
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	1,694	735
Net amortization of securities premiums/discounts	280	360
Net amortization of net deferred loan costs/fees and premiums	1,753	2,524
Depreciation and amortization of premises and equipment	1,429	1,389
Change in mortgage servicing rights fair value	(716)	1,494
Mortgage and consumer servicing rights capitalized	(1,024)	(1,503)
Amortization of consumer servicing rights	24	28
Accretion of fair value adjustment on loans and deposits, net	(166)	(199)
Amortization of intangible assets	44	44
Bank-owned life insurance income	(482)	(518)
Income on retirement plan annuities	(232)	(223)
Gain on sale of portfolio loans	—	(36)
Net loss on sale and write-down of other real estate owned and repossessed assets	56	20
Deferred income tax benefit	—	(91)
ESOP expenses	553	581
Share-based compensation expense	2,747	—
Net change in:
Loans held for sale	(11,557)	(5,406)
Other assets and liabilities, net	(3,453)	(9,226)
Net cash used by operating activities	(3,695)	(4,079)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	11,083	10,901
Purchases	(30,019)	(34,442)
Activity in securities held to maturity:
Maturities, prepayment and calls	1,446	2,047
Purchases	(2,996)	—
Net redemption (purchase) of FHLB stock	222	(607)
Proceeds from sale of portfolio loans	—	5,007
Participation-in loan purchases	(51,652)	(49,927)
Loan originations, net of principal payments	(57,456)	(56,567)
Proceeds from sale of other real estate owned and repossessed assets	487	1,418
Additions to property and equipment	(1,168)	(1,410)
Net cash used by investing activities	(130,053)	(123,580)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017

Cash flows from financing activities:
Net increase in deposits	188,764	189,038
Net change in borrowed funds with maturities less than ninety days	26,000	(50,000)
Proceeds from other borrowed funds	31,075	55,000
Repayment of other borrowed funds	(60,002)	(15,002)
Net change in mortgagors' escrow accounts	78	5
Treasury stock purchased	(462)	—
Net cash provided by financing activities	185,453	179,041

Net change in cash and cash equivalents	51,705	51,382

Cash and cash equivalents at beginning of period	80,791	50,215

Cash and cash equivalents at end of period	$132,496	$101,597

Supplemental cash flow information:
Interest paid on deposits	$7,999	$4,984
Interest paid on borrowed funds	1,992	2,471
Income taxes paid	782	5,227
Transfer of loans to other real estate owned and repossessed assets	854	728
Transfer of loans to loans held for sale	—	5,088

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

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its fourteen full-service and two limited-service bank offices in eastern Massachusetts, two commercial lending offices in Boston, Massachusetts and Providence, Rhode Island, and a loan office in Westford, Massachusetts.  HarborOne Mortgage maintains 36 offices in Massachusetts, New Hampshire, and Maine, and is also licensed to lend in seven additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages, home equity, and consumer loans. The Company also originates, sells and services residential mortgage loans through HarborOne Mortgage.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017 or the six months ended June 30, 2018.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Stock-based Compensation Plan

The Company’s stock-based compensation plan provides for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees.  The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards.  Compensation cost is recognized over the requisite service period as a component of compensation expense.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  The Company accounts for forfeitures of share-based payments by recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. The restricted stock awards are participating securities; therefore, unvested awards are included as common shares outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock option awards and are determined using the treasury stock method.

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of June 30, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.BUSINESS COMBINATION

On March 14, 2018, the Company entered into an agreement to acquire Coastway Bancorp, Inc. (“Coastway”) in an all cash transaction valued at approximately $125.6 million. Coastway, the holding company of Coastway Community Bank, is headquartered in Warwick, Rhode Island. With nine branches in the greater Providence area, as well as three mortgage lending offices, Coastway had assets of $834.9 million and deposits of $501.9 million as of June 30, 2018.   The stockholders of Coastway approved the merger on June 21, 2018.  The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including the required regulatory approvals.

3.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

June 30, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$17,986	$—	$691	$17,295
U.S. government-sponsored residential mortgage-backed securities	93,177	5	2,357	90,825
U.S. government-sponsored collateralized mortgage obligations	34,010	—	684	33,326
SBA asset-backed securities	45,315	40	1,099	44,256
Total securities available for sale	$190,488	$45	$4,831	$185,702

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$16,206	$81	$523	$15,764
U.S. government-sponsored collateralized mortgage obligations	1,870	7	1	1,876
SBA asset-backed securities	5,920	—	102	5,818
Municipal bonds	24,255	624	—	24,879
Total securities held to maturity	$48,251	$712	$626	$48,337

December 31, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$17,985	$—	$178	$17,807
U.S. government-sponsored residential mortgage-backed securities	74,368	132	630	73,870
U.S. government-sponsored collateralized mortgage obligations	36,753	35	106	36,682
SBA asset-backed securities	42,558	102	166	42,494
Total securities available for sale	$171,664	$269	$1,080	$170,853

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$17,452	$97	$214	$17,335
U.S. government-sponsored collateralized mortgage obligations	2,042	54	—	2,096
SBA asset-backed securities	2,991	—	14	2,977
Municipal bonds	24,384	882	—	25,266
Total securities held to maturity	$46,869	$1,033	$228	$47,674

There were no securities pledged as collateral as of June 30, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2018 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$17,986	$17,295	$4,409	$4,486
Over 10 years	—	—	19,846	20,393
	17,986	17,295	24,255	24,879

U.S. government-sponsored residential mortgage-backed securities	93,177	90,825	16,206	15,764
U.S. government-sponsored collateralized mortgage obligations	34,010	33,326	1,870	1,876
SBA asset-backed securities	45,315	44,256	5,920	5,818

Total	$190,488	$185,702	$48,251	$48,337

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of four to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

There were no sales or calls of securities during the three and six months ended June 30, 2018 and the three months ended June 30, 2017.  There were no sales of securities and proceeds of $400,000 from a call of a held to maturity security, during the six months ended June 30, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

June 30, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$212	$7,788	$479	$9,507
U.S. government-sponsored residential mortgage-backed securities	1,421	62,211	936	23,556
U.S. government-sponsored collateralized mortgage obligations	591	30,838	93	2,488
SBA asset-backed securities	931	34,762	168	4,500
	$3,155	$135,599	$1,676	$40,051

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$256	$7,505	$267	$6,340
U.S. government-sponsored collateralized mortgage obligations	1	970	—	—
SBA asset-backed securities	102	5,818	—	—
	$359	$14,293	$267	$6,340

December 31, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$20	$4,980	$158	$9,827
U.S. government-sponsored residential mortgage-backed securities	155	31,684	475	26,123
U.S. government-sponsored collateralized mortgage obligations	53	10,886	53	2,870
SBA asset-backed securities	95	24,205	71	4,730
	$323	$71,755	$757	$43,550

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$91	$8,211	$123	$6,970
SBA asset-backed securities	14	2,977	—	—
	$105	$11,188	$123	$6,970

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At June 30, 2018, 65 debt securities with an amortized cost of $201.7 million have unrealized losses with aggregate depreciation of 2.70% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at June 30, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
	2018	2017
	(in thousands)

Residential real estate:
One- to four-family	$668,397	$677,837
Second mortgages and equity lines of credit	87,610	89,080
Commercial real estate	726,276	655,419
Construction	163,240	128,643
Total mortgage loans on real estate	1,645,523	1,550,979

Commercial	132,293	109,523

Consumer loans:
Auto	504,396	513,728
Personal	12,501	14,092
Total consumer loans	516,897	527,820

Total loans	2,294,713	2,188,322

Allowance for loan losses	(19,244)	(18,489)
Net deferred loan costs	5,982	6,645

Loans, net	$2,281,451	$2,176,478

The Company did not sell indirect auto loans during the three and six months ended June 30, 2018 or the three months ended June 30, 2017.  In the six months ended June 30, 2017, the Company sold indirect auto loans of $5.0 million.  The loans were classified as loans held for sale at March 31, 2017 and a gain of $78,000 was recorded in the first quarter.  The unpaid principal balance of indirect auto loans serviced for others was $16.9 million and $22.4 million at June 30, 2018 and December 31, 2017, respectively.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At June 30, 2018 and December 31, 2017, the Company was servicing loans for participants aggregating $106.9 million and $85.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is the activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at March 31, 2018	$3,877	$8,220	$2,176	$1,943	$1,232	$1,415	$18,863

Provision (credit) for loan losses	(436)	452	191	416	122	141	886
Charge-offs	—	—	—	(390)	(202)	—	(592)
Recoveries	20	—	—	—	67	—	87
Balance at June 30, 2018	$3,461	$8,672	$2,367	$1,969	$1,219	$1,556	$19,244

Balance at March 31, 2017	$4,530	$6,661	$999	$2,009	$1,046	$1,639	$16,884

Provision (credit) for loan losses	(158)	414	(63)	154	173	(50)	470
Charge-offs	(7)	—	—	(51)	(300)	—	(358)
Recoveries	69	—	—	2	114	—	185
Balance at June 30, 2017	$4,434	$7,075	$936	$2,114	$1,033	$1,589	$17,181

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2017	$3,900	$7,835	$1,910	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(466)	837	457	449	451	(34)	1,694
Charge-offs	—	—	—	(735)	(342)	—	(1,077)
Recoveries	27	—	—	1	110	—	138
Balance at June 30, 2018	$3,461	$8,672	$2,367	$1,969	$1,219	$1,556	$19,244

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(532)	(75)	12	312	660	358	735
Charge-offs	(144)	—	—	(134)	(560)	—	(838)
Recoveries	147	—	—	16	153	—	316
Balance at June 30, 2017	$4,434	$7,075	$936	$2,114	$1,033	$1,589	$17,181

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at June 30, 2018 and December 31, 2017 follows:

	Mortgage Loans
		Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

June 30, 2018:
Loans:
Impaired loans	$31,750	$391	$—	$2,060	$—	$—	$34,201
Non-impaired loans	724,257	725,885	163,240	130,233	516,897	—	2,260,512
Total loans	$756,007	$726,276	$163,240	$132,293	$516,897	$—	$2,294,713
Allowance for loan losses:
Impaired loans	$1,234	$—	$—	$—	$—	$—	$1,234
Non-impaired loans	2,227	8,672	2,367	1,969	1,219	1,556	18,010
Total allowance for loan losses	$3,461	$8,672	$2,367	$1,969	$1,219	$1,556	$19,244

December 31, 2017:
Loans:
Impaired loans	$34,310	$312	$130	$3,069	$—	$—	$37,821
Non-impaired loans	732,607	655,107	128,513	106,454	527,820	—	2,150,501
Total loans	$766,917	$655,419	$128,643	$109,523	$527,820	$—	$2,188,322
Allowance for loan losses:
Impaired loans	$1,242	$—	$—	$739	$—	$—	$1,981
Non-impaired loans	2,658	7,835	1,910	1,515	1,000	1,590	16,508
Total allowance for loan losses	$3,900	$7,835	$1,910	$2,254	$1,000	$1,590	$18,489

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June 30, 2018 and December 31, 2017:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

June 30, 2018
Residential real estate:
One- to four-family	$1,349	$4,243	$6,140	$11,732	$12,967
Second mortgages and equity lines of credit	315	235	227	777	704
Commercial real estate	—	—	391	391	391
Commercial	5	10	2,060	2,075	2,060
Consumer:
Auto	1,725	552	166	2,443	216
Personal	72	4	27	103	30
Total	$3,466	$5,044	$9,011	$17,521	$16,368

December 31, 2017
Residential real estate:
One- to four-family	$3,269	$1,116	$5,267	$9,652	$13,308
Second mortgages and equity lines of credit	256	110	296	662	876
Commercial real estate	—	312	—	312	312
Construction	—	—	—	—	130
Commercial	2	—	260	262	3,038
Consumer:
Auto	1,641	342	165	2,148	162
Personal	32	22	18	72	29
Total	$5,200	$1,902	$6,006	$13,108	$17,855

At June 30, 2018 and December 31, 2017, there were no loans past due 90 days or more and still accruing.

The following information pertains to impaired loans:

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$12,473	$12,994	$—	$12,561	$13,171	$—
Commercial real estate	391	391	—	312	312	—
Construction	—	—	—	130	130	—
Commercial	2,060	2,591	—	—	—	—
Total	$14,924	$15,976	$—	$13,003	$13,613	$—

Impaired loans with a valuation allowance:
Residential	$19,277	$19,867	$1,234	$21,749	$22,457	$1,242
Commercial	—	—	—	3,069	3,153	739
Total	$19,277	$19,867	$1,234	$24,818	$25,610	$1,981

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$32,113	$409	$307	$40,225	$526	$419
Commercial real estate	350	—	—	—	—	—
Construction	—	—	—	132	2	2
Commercial	2,380	—	—	4,129	30	30
Total	$34,842	$409	$307	$44,486	$558	$451

	Six Months Ended June 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$32,845	$985	$789	$41,154	$1,227	$998
Commercial real estate	337	—	—	—	—	—
Construction	43	—	—	132	8	8
Commercial	2,610	8	5	3,731	133	131
Total	$35,835	$993	$794	$45,017	$1,368	$1,137

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three and six months ended June 30, 2018 and 2017, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDR loan modifications for the three and six months ended June 30, 2018.  For the three and six months ended June 30, 2017, there were two commercial TDR loan modifications totaling $1.5 million.

The recorded investment in TDRs was $23.5 million and $30.4 million at June 30, 2018 and 2017, respectively.  Of these loans, $5.5 million and $8.3 million were on non-accrual at June 30, 2018 and 2017, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and six months ended June 30, 2018 and 2017, there were no payment defaults on TDRs.

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

The following table presents the Company’s loans by risk rating at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Commercial			Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$723,688	$127,068	$150,710	$652,625	$105,888	$116,739
Loans rated 7	—	3,165	—	—	818	—
Loans rated 8	—	—	—	—	1,990	—
Loans rated 9	—	2,060	—	—	827	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	2,588	—	12,530	2,794	—	11,904
	$726,276	$132,293	$163,240	$655,419	$109,523	$128,643

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balance of mortgage loans serviced for others was $1.93 billion as of June 30, 2018 and December 31, 2017, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At June 30, 2018 and December 31, 2017, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2018	2017
Prepayment speed	8.76%	9.79%
Discount rate	9.28	9.26
Default rate	1.77	2.23

The following summarizes changes to MSRs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Balance, beginning of period	$22,696	$20,839	$21,092	$20,333
Additions from loans sold with servicing retained	442	526	1,024	1,474
Changes in fair value due to :
Reductions from loans paid off during the period	(517)	(409)	(841)	(723)
Changes in valuation inputs or assumptions	211	(643)	1,557	(771)
Balance, end of period	$22,832	$20,313	$22,832	$20,313

Contractually specified servicing fees included in other mortgage banking income amounted to $1.4 million and $2.7 million for the three and six months ended June 30, 2018, respectively, and $1.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively.

6.DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)

NOW and demand deposit accounts	$429,397	$395,153
Regular savings and club accounts	403,732	356,300
Money market deposit accounts	681,524	721,021
Total non-certificate accounts	1,514,653	1,472,474

Term certificate accounts greater than $250,000	122,048	78,165
Term certificate accounts less than or equal to $250,000	486,405	389,609
Brokered deposits	79,396	73,490
Total certificate accounts	687,849	541,264

Total deposits	$2,202,502	$2,013,738

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions.  The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

exceeding the current limits for depositors.  At June 30, 2018 and December 31, 2017, total reciprocal deposits were $189.8 million and $174.2 million, respectively,  consisting primarily of money market accounts.

A summary of certificate accounts by maturity at June 30, 2018 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$482,502	1.70%
Over 1 year to 2 years	144,132	2.09
Over 2 years to 3 years	32,964	1.72
Over 3 years to 4 years	25,048	1.69
4 years and beyond	3,203	1.92
	$687,849	1.79%

7.BORROWED FUNDS

Borrowed funds at June 30, 2018 and December 31, 2017 consist of Federal Home Loan Bank (“FHLB”) advances.  Short-term advances were $70.0 million with a weighted average rate of 2.16% at June 30, 2018.  Short-term advances were $44.0 million with a weighted average rate of 1.50% at December 31, 2017.  Long-term advances are summarized by maturity date below.

	June 30, 2018			December 31, 2017
			Weighted			Weighted
		Redeemable	Average		Redeemable	Average
	Amount	at Call Date (1)	Rate (2)	Amount	at Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2018	$51,250	$56,250	1.43%	$111,250	$111,250	1.47%
2019	60,000	60,000	1.66	60,000	60,000	1.66
2020	50,000	60,000	1.84	50,000	50,000	1.84
2021	30,000	20,000	1.81	20,000	20,000	1.79
2022	5,000	—	0.96	—	—	—
2023 and thereafter*	21,188	21,188	1.03	5,115	5,115	0.65
	$217,438	$217,438	1.59%	$246,365	$246,365	1.60%

* Includes an amortizing advance requiring monthly principal and interest payments of $1,000.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.  There were no callable advances at December 31, 2017.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 81% of the carrying value of first mortgage loans on residential property.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 74% of the carrying value of indirect auto loans with principal balances amounting to $102.3 million and $136.1 million, respectively, of which no amount was outstanding at June 30, 2018 and December 31, 2017, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.INCOME TAXES

For the three and six months ended June 30, 2018, the Company recorded an expense of $945,000 and $1.8 million, respectively, representing an effective tax rate of 23.3% and 24.7%,  respectively.  For the three and six months ended June 30, 2017, the Company recorded an income tax provision of $2.0 million and $3.4 million, respectively, representing an effective tax rate of 37.8% and 36.6%, respectively.  The decrease in the effective tax rate in 2018 is due primarily to the lower tax rates established by the Tax Cuts and Jobs Act of 2017 that took effect on January 1, 2018.

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

The following off-balance sheet financial instruments were outstanding at June 30, 2018 and December 31, 2017.  The contract amounts represent credit risk.

	June 30,	December 31,
	2018	2017
	(in thousands)

Commitments to grant loans	$81,103	$86,790
Unadvanced funds on home equity lines of credit	78,276	77,117
Unadvanced funds on revolving lines of credit	89,753	71,151
Unadvanced funds on construction loans	172,058	144,918

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

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at June 30, 2018 and December 31, 2017.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  At June 30, 2018, there are no securities pledged to the third-party financial institutions to secure interest rate swap liabilities. The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

June 30, 2018:
Derivative loan commitments	$114,530	Other assets	$1,747	Other liabilities	$122
Forward loan sale commitments	114,000	Other assets	8	Other liabilities	378
Interest rate swaps	276,283	Other assets	4,409	Other liabilities	4,409
Risk participation agreements	67,176	Other assets	—	Other liabilities	—
Total			$6,164		$4,909

December 31, 2017:
Derivative loan commitments	$81,604	Other assets	$1,047	Other liabilities	$27
Forward loan sale commitments	95,680	Other assets	46	Other liabilities	92
Interest rate swaps	246,704	Other assets	2,153	Other liabilities	2,153
Risk participation agreements	42,856	Other assets	—	Other liabilities	—
Total			$3,246		$2,272

The following table presents information pertaining to the Company’s derivative instruments in the Consolidated Statements of Operations:

		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2018	2017	2018	2017
		(in thousands)

Derivative loan commitments	Mortgage banking income	$464	$(565)	$605	$399
Forward loan sale commitments	Mortgage banking income	(260)	1,044	(324)	(789)
Total		$204	$479	$281	$(390)

11.COMPENSATION AND BENEFIT PLANS

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents share information held by the ESOP:

	June 30, 2018	December 31, 2017

Allocated shares	118,719	59,359
Shares committed to be allocated	29,680	59,359
Unallocated shares	1,038,789	1,068,470
Total shares	1,187,188	1,187,188
Fair value of unallocated shares	$19,625,000	$20,472,000

Total compensation expense recognized in connection with the ESOP was $270,000 and $553,000 for the three and six months ended June 30, 2018, respectively.  Total compensation expense recognized in connection with the ESOP was $299,000 and $581,000 for the three and six months ended June 30, 2017, respectively.

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

No stock options were granted in the first half of 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2018, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Stock Option	Average	Contractual	Intrinsic
	Awards	Exercise Price	Term (years)	Value
Balance at January 1, 2018	1,326,063	$18.35	9.13
Granted	—	—	—
Balance at June 30, 2018	1,326,063	$18.35	9.13	$782,377
Exercisable at June 30, 2018	—	$—	—	$—
Unrecognized cost inclusive of directors' awards	$4,765,000
Weighted average remaining recognition period (years)	2.13

For the three and six months ended June 30, 2018, stock-based compensation expense applicable to the stock options was $557,000 and $1.1 million, respectively, and the recognized tax benefit related to this expense was $117,000 and $233,000, respectively.  There was no stock-based compensation expense for the three and six months ended June 30, 2017.

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the six months ended June 30, 2018:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2018	541,415	$18.35
Granted	—	—
Non-vested stock awards at June 30, 2018	541,415	$18.35
Unrecognized cost inclusive of directors' awards	$7,046,000
Weighted average remaining recognition period (years)	2.13

Total expense for the restricted stock awards was $824,000 and $1.6 million for the three and six months ended June 30, 2018, and the recognized tax benefits related to this expense was $173,000 and $344,000, respectively.  There was no expense related to restricted stock awards in the three and six months ended June 30, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1, common equity Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of several risk-weight categories, based primarily on relative risk.  The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%.  In addition, a Tier 1 leverage ratio of 4.0% is required.  Additionally, subject to a transition schedule, the capital rules require a bank holding company to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

Under the FDIC’s prompt corrective action rules, an insured state nonmember bank is considered “well capitalized” if its capital ratios meet or exceed the ratios as set forth in the following table and is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Bank must meet well capitalized requirements under prompt corrective action provisions.  Prompt corrective action provisions are not applicable to bank holding companies.

A bank holding company is considered “well capitalized” if the bank holding company (i) has a total risk-based capital ratio of at least 10.0%, (ii) has a Tier 1 risk-based capital ratio of at least 6.0%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

At June  30, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at June  30, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June  30, 2018 and December 31, 2017 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
June 30, 2018
Common equity Tier 1 capital to risk-weighted assets	$338,563	14.5%	$105,326	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	338,563	14.5	140,434	6.0	N/A	N/A
Total capital to risk-weighted assets	357,807	15.3	187,245	8.0	N/A	N/A
Tier 1 capital to average assets	338,563	12.5	108,598	4.0	N/A	N/A

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$330,514	15.1%	$98,292	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	330,514	15.1	131,056	6.0	N/A	N/A
Total capital to risk-weighted assets	349,002	16.0	174,741	8.0	N/A	N/A
Tier 1 capital to average assets	330,514	12.5	105,423	4.0	N/A	N/A

HarborOne Bank
June 30, 2018
Common equity Tier 1 capital to risk-weighted assets	$257,779	11.0%	$105,273	4.5%	$152,062	6.5%
Tier 1 capital to risk-weighted assets	257,779	11.0	140,365	6.0	187,153	8.0
Total capital to risk-weighted assets	277,023	11.8	187,153	8.0	233,941	10.0
Tier 1 capital to average assets	257,779	9.6	107,700	4.0	134,625	5.0

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$249,532	11.4%	$98,266	4.5%	$141,939	6.5%
Tier 1 capital to risk-weighted assets	249,532	11.4	131,021	6.0	174,695	8.0
Total capital to risk-weighted assets	268,021	12.3	174,695	8.0	218,368	10.0
Tier 1 capital to average assets	249,532	9.6	104,264	4.0	130,329	5.0

14.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)

Securities available for sale:
Net unrealized loss	$(4,786)	$(811)
Related tax effect	1,053	283
Total accumulated other comprehensive loss	$(3,733)	$(528)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	Director's
	Available-for-Sale	Available-for-Sale	Retirement
	Securities	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(2,697)	$(383)	$(574)	$(957)

Other comprehensive income (loss) before reclassifications	(1,328)	541	—	541
Reclassification adjustment for amortization of prior service cost	—	—	61	61
Net current period other comprehensive income (loss)	(1,328)	541	61	602

Related tax effect	292	(188)	(25)	(213)

Balance at end of period	$(3,733)	$(30)	$(538)	$(568)

	Six Months Ended June 30,
	2018	2017

	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	Directors'
	Available-for-Sale	Available-for-Sale	Retirement
	Securities	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(528)	$(665)	$(625)	$(1,290)

Other comprehensive income (loss) before reclassifications	(3,975)	975	—	975
Stranded effect of tax rate change	(104)	—	—	—
Reclassification adjustment for amortization of prior service cost	—	—	121	121
Net current period other comprehensive income (loss)	(4,079)	975	121	1,096

Related tax effect	874	(340)	(34)	(374)

Balance at end of period	$(3,733)	$(30)	$(538)	$(568)

The directors’ retirement plan was frozen effective December 31, 2017.

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

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At June 30, 2018 and December 31, 2017, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2018	2017
	(in thousands)

Loans held for sale, fair value	$71,017	$59,460
Loans held for sale, contractual principal outstanding	69,067	57,575
Fair value less unpaid principal balance	$1,950	$1,885

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   At both June 30, 2018 and December 31, 2017, the weighted average pull-through rate for derivative loan commitments was 86%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

June 30, 2018
Assets

Securities available for sale	$—	$185,702	$—	$185,702
Loans held for sale	—	71,017	—	71,017
Mortgage servicing rights	—	22,832	—	22,832
Derivative loan commitments	—	—	1,747	1,747
Forward loan sale commitments	—	—	8	8
Interest rate swaps	—	4,409	—	4,409
	$—	$283,960	$1,755	$285,715
Liabilities

Derivative loan commitments	$—	$—	$122	$122
Forward loan sale commitments	—	—	378	378
Interest rate swaps	—	4,409	—	4,409
	$—	$4,409	$500	$4,909

December 31, 2017
Assets

Securities available for sale	$—	$170,853	$—	$170,853
Loans held for sale	—	59,460	—	59,460
Mortgage servicing rights	—	21,092	—	21,092
Derivative loan commitments	—	—	1,047	1,047
Forward loan sale commitments	—	—	46	46
Interest rate swaps	—	2,153	—	2,153
	$—	$253,558	$1,093	$254,651
Liabilities

Derivative loan commitments	$—	$—	$27	$27
Forward loan sale commitments	—	—	92	92
Interest rate swaps	—	2,153	—	2,153
	$—	$2,153	$119	$2,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and six months ended June 30, 2018 and 2017, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,277	$2,113	$1,093	$2,722

Total gains (losses) included in net income (1)	478	(119)	662	(728)

Balance at end of period	$1,755	$1,994	$1,755	$1,994

Changes in unrealized gains relating to instruments at period end	$1,755	$1,994	$1,755	$1,994

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(226)	$(836)	$(119)	$(576)

Total gains (losses) included in net income (1)	(274)	598	(381)	338

Balance at end of period	$(500)	$(238)	$(500)	$(238)

Changes in unrealized losses relating to instruments at period end	$(500)	$(238)	$(500)	$(238)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$2,486	$—	$—	$3,277
Other real estate owned and repossessed assets	—	—	1,029	—	—	762
	$—	$—	$3,515	$—	$—	$4,039

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2018 and December 31, 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Impaired loans	$50	$7	$101	$65
Other real estate owned and repossessed assets	5	47	5	47
	$55	$54	$106	$112

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

	June 30, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$132,496	$132,496	$—	$—	$132,496
Securities available for sale	185,702	—	185,702	—	185,702
Securities held to maturity	48,251	—	48,337	—	48,337
Federal Home Loan Bank stock	15,310	—	—	15,310	15,310
Loans held for sale	71,017	—	71,017	—	71,017
Loans, net	2,281,451	—	—	2,263,187	2,263,187
Retirement plan annuities	12,730	—	—	12,730	12,730
Mortgage servicing rights	22,832	—	22,832	—	22,832
Accrued interest receivable	7,284	—	7,284	—	7,284

Financial liabilities:
Deposits	2,202,502	—	—	2,197,562	2,197,562
Borrowed funds	287,438	—	284,819	—	284,819
Mortgagors' escrow accounts	5,299	—	—	5,299	5,299
Accrued interest payable	417	—	417	—	417

Derivative loan commitments:
Assets	1,747	—	—	1,747	1,747
Liabilities	122	—	—	122	122

Interest rate swap agreements:
Assets	4,409	—	4,409	—	4,409
Liabilities	4,409	—	4,409	—	4,409

Forward loan sale commitments:
Assets	8	—	—	8	8
Liabilities	378	—	—	378	378

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$80,791	$80,791	$—	$—	$80,791
Securities available for sale	170,583	—	170,853	—	170,853
Securities held to maturity	46,869	—	47,674	—	47,674
Federal Home Loan Bank stock	15,532	—	—	15,532	15,532
Mortgage loans held for sale	59,460	—	59,460	—	59,460
Loans, net	2,176,478	—	—	2,175,423	2,175,423
Retirement plan annuities	12,498	—	—	12,498	12,498
Mortgage servicing rights	21,092	—	21,092	—	21,092
Accrued interest receivable	6,545	—	6,545	—	6,545

Financial liabilities:
Deposits	2,013,738	—	—	2,010,052	2,010,052
Borrowed funds	290,365	—	288,939	—	288,939
Mortgagors' escrow accounts	5,221	—	—	5,221	5,221
Accrued interest payable	518	—	518	—	518

Derivative loan commitments:
Assets	1,047	—	—	1,047	1,047
Liabilities	27	—	—	27	27

Interest rate swap agreements:
Assets	2,153	—	2,153	—	2,153
Liabilities	2,153	—	2,153	—	2,153

Forward loan sale commitments:
Assets	64	—	—	46	46
Liabilities	92	—	—	92	92

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

	Three Months Ended June 30,
	2018	2017

Net income applicable to common stock (in thousands)	$3,103	$3,213

Average number of common shares outstanding	32,622,695	32,120,880
Less: Average unallocated ESOP shares	(1,043,734)	(1,107,878)
Average number of common shares outstanding used to calculate basic earnings per common share	31,578,961	31,013,002
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,578,961	31,013,002

Earnings per common share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30,
	2018	2017

Net income applicable to common stock (in thousands)	$5,355	$5,948

Average number of common shares outstanding	32,626,503	32,120,880
Less: Average unallocated ESOP shares	(1,052,092)	(1,115,257)
Average number of common shares outstanding used to calculate basic earnings per common share	31,574,411	31,005,623
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,574,411	31,005,623

Earnings per common share:
Basic	$0.17	$0.19
Diluted	$0.17	$0.19

Stock options for 1,326,063 shares of common stock for the three and six months  ended June 30, 2018 were not considered in computing diluted earnings per share because they were antidilutive.  There were no potentially dilutive common stock equivalents for the 2017 periods.

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

Effective April 3, 2018, the Bank’s residential mortgage lending division was consolidated with HarborOne Mortgage.  Mortgage banking income at the Bank will primarily consist of servicing fee income and changes related to previously originated mortgage servicing rights.  Residential real estate portfolio loans will be originated by HarborOne Mortgage and purchased by the Bank.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Segment profit and loss is measured by net income on a legal entity basis.  Intercompany transactions are eliminated in consolidation.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2018 and 2017 and for the three months then ended is presented in the tables below.

	Three Months Ended June 30, 2018
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$20,619	$225	$51	$—	$20,895
Provision for loan losses	886	—	—	—	886
Net interest income, after provision for loan losses	19,733	225	51	—	20,009
Mortgage banking income:
Changes in mortgage servicing rights fair value	(80)	(226)	—	—	(306)
Other	357	8,408	—	—	8,765
Total mortgage banking income	277	8,182	—	—	8,459
Other noninterest income	4,086	12	—	—	4,098
Total noninterest income	4,363	8,194	—	—	12,557
Noninterest expense	19,728	8,365	425	—	28,518
Income (loss) before income taxes	4,368	54	(374)	—	4,048
Provision (benefit) for income taxes	1,027	23	(105)	—	945
Net income (loss)	$3,341	$31	$(269)	$—	$3,103

	Six Months Ended June 30, 2018
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$40,486	$431	$102	$—	$41,019
Provision for loan losses	1,694	—	—	—	1,694
Net interest income, after provision for loan losses	38,792	431	102	—	39,325
Mortgage banking income:
Changes in mortgage servicing rights fair value	119	597	—	—	716
Other	879	14,147	—	—	15,026
Total mortgage banking income	998	14,744	—	—	15,742
Other noninterest income	8,137	27	—	—	8,164
Total noninterest income	9,135	14,771	—	—	23,906
Noninterest expense	40,151	15,136	830	—	56,117
Income (loss) before income taxes	7,776	66	(728)	—	7,114
Provision (benefit) for income taxes	1,937	27	(205)	—	1,759
Net income (loss)	$5,839	$39	$(523)	$—	$5,355

Total assets at period end	$2,812,983	$115,444	$348,695	$(397,408)	$2,879,714
Goodwill at period end	$3,186	$10,442	$—	$—	$13,628

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2017
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$17,772	$402	$41	$—	$18,215
Provision for loan losses	470	—	—	—	470
Net interest income, after provision for loan losses	17,302	402	41	—	17,745
Mortgage banking income:
Changes in mortgage servicing rights fair value	(301)	(751)	—	—	(1,052)
Other	812	10,388	—	—	11,200
Total mortgage banking income	511	9,637	—	—	10,148
Other noninterest income	4,137	14	—	—	4,151
Total noninterest income	4,648	9,651	—	—	14,299
Noninterest expense	17,893	8,929	56	—	26,878
Income (loss) before income taxes	4,057	1,124	(15)	—	5,166
Provision (benefit) for income taxes	1,508	450	(5)	—	1,953
Net income (loss)	$2,549	$674	$(10)	$—	$3,213

	Six Months Ended June 30, 2017

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$34,842	$764	$41	$—	$35,647
Provision for loan losses	735	—	—	—	735
Net interest income, after provision for loan losses	34,107	764	41	—	34,912
Mortgage banking income:
Changes in mortgage servicing rights fair value	(553)	(941)	—	—	(1,494)
Other	1,642	17,404	—	—	19,046
Total mortgage banking income	1,089	16,463	—	—	17,552
Other noninterest income	8,192	9	—	—	8,201
Total noninterest income	9,281	16,472	—	—	25,753
Noninterest expense	35,215	15,963	105	—	51,283
Income (loss) before income taxes	8,173	1,273	(64)	—	9,382
Provision (benefit) for income taxes	2,949	510	(25)	—	3,434
Net income (loss)	$5,224	$763	$(39)	$—	$5,948

Total assets at period end	$2,567,750	$127,909	$333,141	$(396,730)	$2,632,070
Goodwill at period end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2018, and our results of operations for the three and six months ended June 30, 2018 and 2017. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission; the Company and Coastway’s ability to achieve the synergies and value creation contemplated by the proposed acquisition; the Company and Coastway’s ability to successfully integrate operations in the proposed acquisition; the effect of the announcement of the proposed acquisition on the ability of Coastway to maintain relationships with its key partners, customers and employees, and on its operating business generally; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud and natural disasters;  changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Business Combination

On March 14, 2018, the Company entered into an agreement to acquire Coastway Bancorp, Inc. (“Coastway”) in an all cash transaction valued at approximately $125.6 million. Coastway, the holding company of Coastway Community Bank, is headquartered in Warwick, Rhode Island. With nine branches in the greater Providence area, as well as three mortgage lending offices, Coastway had assets of $835 million and deposits of $502 million as of June 30, 2018.  The stockholders of Coastway approved the merger on June 21, 2018.  The transaction is expected to close in the second half of 2018 and is subject to customary closing conditions, including the required regulatory approvals.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets.    Total assets increased $194.8 million, or 7.3%, to $2.88 billion at June 30, 2018 from $2.68 billion at December 31, 2017 primarily due to the continued execution of our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents increased $51.7 million to $132.5 million at June 30, 2018 from $80.8 million at December 31, 2017 as excess funding was invested in Federal funds in the short term.

Loans Held for Sale.    Loans held for sale at June 30, 2018 were $71.0 million, an increase of $11.6 million from $59.5 million at December 31, 2017, primarily reflecting seasonal mortgage demand.

Loans, net.    At June 30, 2018, net loans were $2.28 billion, an increase of $105.0 million, or 4.8%, from $2.18 billion at December 31, 2017, primarily due to an increase in the Bank’s commercial real estate, construction and commercial loan originations, partially offset by decreases in residential mortgage loans and consumer loans. Total commercial real estate and commercial loans at June 30, 2018 were $858.6 million, an increase of $93.6 million, or 12.2%, from $764.9 million at December 31, 2017, reflecting our business strategy to increase commercial lending. Construction loans increased $34.6 million, or 26.9%, in the same period, primarily due to commercial construction loan advances and originations. Consumer loans decreased $10.9 million, or 2.1% and our residential portfolio decreased by $10.9 million, or 1.4%. The allowance for loan losses was $19.2 million at June 30, 2018 and $18.5 million at December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$668,397	29.1%	$677,837	31.0%
Second mortgages and equity lines of credit	87,610	3.8	89,080	4.1
Commercial real estate	726,276	31.6	655,419	30.0
Construction	163,240	7.1	128,643	5.9
Total real estate	1,645,523	71.7	1,550,979	70.9
Commercial	132,293	5.8	109,523	5.0
Consumer:
Auto	504,396	22.0	513,728	23.5
Personal	12,501	0.5	14,092	0.6
Total consumer	516,897	22.5	527,820	24.1
Total loans	2,294,713	100.0%	2,188,322	100.0%
Allowance for loan losses	(19,244)		(18,489)
Net deferred loan origination costs	5,982		6,645
Loans, net	$2,281,451		$2,176,478

Securities.    Total investment securities at June 30, 2018 were $233.9 million, an increase of $16.2 million, or 7.5%, from December 31, 2017. There were no sales or calls of securities in the six months ended June 30, 2018.  The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$17,986	$17,295	$17,985	$17,807
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	127,187	124,151	111,121	110,552
SBA asset-backed securities	45,315	44,256	42,558	42,494
Total securities available for sale	$190,488	$185,702	$171,664	$170,853

Securities held to maturity:
Debt securities:
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	$18,076	$17,640	$19,494	$19,431
SBA asset-backed securities	5,920	5,818	2,991	2,977
Other bonds and obligations:
State and political subdivisions	24,255	24,879	24,384	25,266
Total securities held to maturity	$48,251	$48,337	$46,869	$47,674

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2018, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.93 billion. Total MSRs were $22.8 million at June 30, 2018 and $21.1 million at December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table represents the activity for MSRs and the related fair value changes during the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Balance, beginning of period	$22,696	$20,839	$21,092	$20,333
Additions from loans sold with servicing retained	442	526	1,024	1,474
Changes in fair value due to :
Reductions from loans paid off during the period	(517)	(409)	(841)	(723)
Changes in valuation inputs or assumptions	211	(643)	1,557	(771)
Balance, end of period	$22,832	$20,313	$22,832	$20,313

The fair value of our MSRs is provided by a third party that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of MSRs at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Prepayment speed	8.76%	9.79%
Discount rate	9.28	9.26
Default rate	1.77	2.23

Prepayment speeds are significantly impacted by mortgage rates. Generally, decreasing mortgage rates encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the MSRs, thereby reducing the value of MSRs. Conversely, increasing mortgage rates inhibit mortgage refinancing activity, which extends the life of the underlying MSRs and increases the value.

Management has made the strategic decision not to hedge mortgage servicing assets at present. Therefore, any future declines in interest rates would likely cause decreases in the fair value of the MSRs, and a corresponding decrease in earnings, whereas increases in interest rates would result in increases in fair value, and a corresponding increase in earnings. Management may choose to hedge the mortgage servicing assets in the future or limit the balance of MSRs by selling them or selling loans with the servicing released.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Deposits.    Deposits increased $188.8 million, or 9.4%, to $2.20 billion at June 30, 2018 from $2.01 billion at December 31, 2017.  The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Non-interest bearing deposits	$294,944	$264,453	$30,491	11.5%
NOW accounts	134,392	130,543	3,849	2.9
Regular savings	335,311	318,294	17,017	5.3
Money market accounts	487,730	511,883	(24,153)	(4.7)
Term certificate accounts	558,916	405,110	153,806	38.0
Retail deposits	1,811,293	1,630,283	181,010	11.1
Municipal deposits	219,671	231,602	(11,931)	(5.2)
Wholesale deposits	171,538	151,853	19,685	13.0
	$2,202,502	$2,013,738	$188,764	9.4%

Reciprocal deposits	$189,814	$174,244	$15,570	8.9%

The growth in deposits was driven by an increase of $181.1 million in retail deposits and $19.7 million in wholesale deposits, partially offset by a decrease of $11.9 million in municipal deposits. The decrease in municipal balances primarily reflects municipalities’ fiscal year end occurring at June 30. The increase in retail deposits was largely driven by 7 and 13 month term deposit specials offered during the first half of the year. Wholesale deposits include brokered deposits of $79.4 million, $23.7 million in certificates of deposits from institutional investors and $68.4 million in deposits from the Company. The Bank participates in a reciprocal deposit program that converts the Company’s deposit at the Bank into multiple deposits at other financial institutions which are not eliminated in consolidation. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $189.8 million in reciprocal deposits, including the Company’s $68.4 million deposit and $117.5 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market.

Borrowings.   Total borrowings from the FHLB decreased $3.0 million, or 1.0%, to $287.4 million at June 30, 2018 from $290.4 million at December 31, 2017.

Stockholders’ equity.    Total stockholders’ equity was $348.6 million at June 30, 2018 compared to $343.5 million at December 31, 2017, an increase of 1.5%.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Overview.   Consolidated net income for the three and six months ended June 30, 2018 was $3.1 million and $5.4 million, respectively, compared to net income of $3.2 million and $5.9 million, respectively, for the three and six months ended June 30, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bancorp, Inc. Consolidated

Average Balances and Yields. The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21% for the periods ended June 30, 2018 and 35% for the periods ended June 30, 2017.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost (6)
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,303,245	$24,387	4.25%	$2,129,280	$20,260	3.82%
Investment securities (2)	233,587	1,613	2.77	209,691	1,408	2.69
Other interest-earning assets	41,584	297	2.87	81,370	320	1.58
Total interest-earning assets	2,578,416	26,297	4.09	2,420,341	21,988	3.64
Noninterest-earning assets	130,551			129,281
Total assets	$2,708,967			$2,549,622
Interest-bearing liabilities:
Savings accounts	$346,201	150	0.17	$351,948	151	0.17
NOW accounts	128,360	21	0.06	128,794	20	0.06
Money market accounts	698,591	1,496	0.86	654,127	821	0.50
Certificates of deposit	592,811	2,534	1.71	469,249	1,369	1.17
Brokered deposits	66,892	249	1.50	76,555	206	1.08
Total interest-bearing deposits	1,832,855	4,450	0.97	1,680,673	2,567	0.61
FHLB advances	217,712	906	1.67	254,832	1,130	1.78
Total interest-bearing liabilities	2,050,567	5,356	1.05	1,935,505	3,697	0.77
Noninterest-bearing liabilities:
Noninterest-bearing deposits	278,846			250,654
Other noninterest-bearing liabilities	33,561			29,432
Total liabilities	2,362,974			2,215,591
Total equity	345,993			334,031
Total liabilities and equity	$2,708,967			$2,549,622
Tax equivalent net interest income		20,941			18,291
Tax equivalent interest rate spread (3)			3.04%			2.87%
Less: tax equivalent adjustment		46			76
Net interest income as reported		$20,895			$18,215
Net interest-earning assets (4)	$527,849			$484,836
Net interest margin (5)			3.25%			3.02%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis			3.26%			3.03%
Ratio of interest-earning assets to interest-bearing liabilities	125.74%			125.05%

Supplemental information:
Total deposits, including demand deposits	$2,111,701	$4,450		$1,931,327	$2,567
Cost of total deposits			0.85%			0.53%
Total funding liabilities, including demand deposits	$2,329,413	$5,356		$2,186,159	$3,697
Cost of total funding liabilities			0.92%			0.68%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for 2018 and 35% for the period ended June 30, 2017.  The yield on investments before tax equivalent adjustments for the quarters presented were 2.69% and 2.55%, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,275,834	$47,302	4.19%	$2,120,573	$39,941	3.80%
Investment securities (2)	230,492	3,154	2.76	203,642	2,700	2.67
Other interest-earning assets	39,477	571	2.92	74,437	572	1.55
Total interest-earning assets	2,545,803	51,027	4.04	2,398,652	43,213	3.63
Noninterest-earning assets	128,109			126,729
Total assets	$2,673,912			$2,525,381
Interest-bearing liabilities:
Savings accounts	$339,149	285	0.17	$339,409	302	0.18
NOW accounts	126,988	41	0.06	126,037	39	0.06
Money market accounts	707,633	2,881	0.82	640,676	1,574	0.50
Certificates of deposit	545,090	4,252	1.57	469,510	2,719	1.17
Brokered deposits	72,878	514	1.42	71,156	365	1.03
Total interest-bearing deposits	1,791,738	7,973	0.90	1,646,788	4,999	0.61
FHLB advances	235,437	1,944	1.66	273,262	2,415	1.78
Total interest-bearing liabilities	2,027,175	9,917	0.99	1,920,050	7,414	0.78
Noninterest-bearing liabilities:
Noninterest-bearing deposits	269,701			243,937
Other noninterest-bearing liabilities	32,516			29,207
Total liabilities	2,329,392			2,193,194
Total equity	344,520			332,187
Total liabilities and equity	$2,673,912			$2,525,381
Tax equivalent net interest income		41,110			35,799
Tax equivalent interest rate spread (3)			3.05%			2.85%
Less: tax equivalent adjustment		91			152
Net interest income as reported		$41,019			$35,647
Net interest-earning assets (4)	$518,628			$478,602
Net interest margin (5)			3.25%			3.00%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis			3.26%			3.01%
Ratio of interest-earning assets to interest-bearing liabilities	125.58%			124.93%

Supplemental information:
Total deposits, including demand deposits	$2,061,439	$7,973		$1,890,725	$4,999
Cost of total deposits			0.78%			0.53%
Total funding liabilities, including demand deposits	$2,296,876	$9,917		$2,163,987	$7,414
Cost of total funding liabilities			0.87%			0.69%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for 2018 and 35% for 2017.  The yield on investments before tax equivalent adjustments was 2.68% and 2.52% for the years ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 v. 2017			2018 v. 2017
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$1,586	$2,541	$4,127	$2,848	$4,513	$7,361
Investment securities	158	47	205	353	101	454
Other interest-earning assets	(109)	86	(23)	(188)	187	(1)
Total interest-earning assets	1,635	2,674	4,309	3,013	4,801	7,814
Interest-bearing liabilities:
Savings accounts	(2)	1	(1)	—	(17)	(17)
NOW accounts	—	1	1	2	—	2
Money market accounts	53	622	675	153	1,154	1,307
Certificates of deposit	301	864	1,165	396	1,137	1,533
Brokered deposit	(23)	66	43	9	140	149
Total interest-bearing deposits	329	1,554	1,883	560	2,414	2,974
FHLB advances	(157)	(67)	(224)	(311)	(160)	(471)
Total interest-bearing liabilities	172	1,487	1,659	249	2,254	2,503
Change in net interest income	$1,463	$1,187	$2,650	$2,764	$2,547	$5,311

Interest and Dividend Income.    Interest and dividend income increased $4.3 million, or 19.8%, to $26.3 million for the three months ended June 30, 2018, compared to $21.9 million for the three months ended June 30, 2017. The increase was primarily due to a $4.1 million, or 20.3%, increase in interest on loans and loans held for sale to $24.4 million for the three months ended June 30, 2018 from $20.3 million for the three months ended June 30, 2017. Additionally, the increase in loan interest income was attributable to an 8.2% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans. The average yield on loans and loans held for sale increased 43 basis points.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Interest and dividend income on securities increased by $205,000, or 14.6%, from $1.4 million for the three months ended June 30, 2017 to $1.6 million for the three months ended June 30, 2018.

Compared to the first six months of 2017, interest and dividend income increased $7.8 million, or 18.3%, reflecting similar trends in the quarter over quarter results.  Average loans and loans held for sale increased $155.3 million, or 7.3%, coupled with a 39 basis point increase in yield resulting in a $7.4 million increase in interest income on loans and loans held for sale.

Interest Expense.    Interest expense increased $1.7 million, or 44.9%, to $5.4 million for the three months ended June 30, 2018 from $3.7 million for the three months ended June 30, 2017. The increase resulted from a $1.9 million increase in interest expense on deposits partially offset by a $224,000 decrease in interest expense on borrowings. The increase in interest expense on deposits resulted from a 9.1% increase in average balances and a 36 basis point increase in the cost of deposits. Increases in the average balances and the rates on money market accounts and certificates of deposit were the significant components of the growth, driven by new products with higher rates. Average money market deposits increased by $44.5 million, or 6.8% and the cost of money market deposits was 0.86% for the second quarter of 2018 compared to 0.50% for the second quarter of 2017.  The cost of certificates of deposit increased 54 basis point to 1.71% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and the average balance increased 26.3%.  The decrease in interest expense on borrowings reflects the 14.6% decrease in average balance and the 11 basis point decrease in rate when comparing the three months ended June 30, 2018 and 2017.

Compared to the first six months of 2017, interest expense increased $2.5 million, or 33.8% to $9.9 million from $7.4 million reflecting the quarter over quarter trend of increasing deposit average balances.  Average interest bearing deposits increased $145.0 million, or 8.8% and the cost of funds increased 29 basis points year over year.  The decrease in interest expense on borrowings is due to a 13 basis point decrease in the cost of borrowed funds and by the average balance decrease of $37.8 million, or 13.8%.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $2.7 million, or 14.5%, to $20.9 million for the three months ended June 30, 2018 from $18.3 million for the three months ended June 30, 2017. Growth in higher yielding commercial loans was primarily funded with deposit growth. The tax equivalent net interest spread increased 17 basis points to 3.04% for the three months ended June 30, 2018 from 2.87% for the three months ended June 30, 2017, and net interest margin on a tax equivalent basis increased by 23 basis points to 3.26% for the three months ended June 30, 2018 from 3.03% for the three months ended June 30, 2017.

Compared to the first six months of 2017, net interest and dividend income increased $5.3 million, or 14.8%, to $41.1 million from $35.8 million.  The tax equivalent net interest spread increased 20 basis points to 3.05% for the six months ended June 30, 2018 from 2.85% for the six months ended June 30, 2017, and net interest margin on a tax equivalent basis also rose by 25 basis points to 3.26% for the six months ended June 30, 2018 from 3.01% for the six months ended June 30, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for HarborOne Bank (excluding HarborOne Mortgage) for the three and six months ended June 30, 2018 and 2017, the increase or decrease in those results, the results of operations for HarborOne Mortgage for the three and six months ended June 30, 2018 and 2017, and the increase or decrease in those results. Revenue and expenses for the holding company are not material and not reflected in the below tables.

Effective April 3, 2018, the Bank’s residential mortgage lending division was consolidated with HarborOne Mortgage.  Mortgage banking income at the Bank will primarily consist of servicing fee income and changes related to previously originated mortgage servicing rights.  Residential real estate portfolio loans will be originated by HarborOne Mortgage and purchased by the Bank.

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$20,619	$17,772	$2,847	16.0%	$225	$402	$(177)	(44.0)%
Provision for loan losses	886	470	416	88.5	—	—	—	—
Net interest income, after provision for loan losses	19,733	17,302	2,431	14.1	225	402	(177)	(44.0)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(80)	(301)	221	73.4	(226)	(751)	525	69.9
Other	357	812	(455)	(56.0)	8,408	10,388	(1,980)	(19.1)
Total mortgage banking income	277	511	(234)	(45.8)	8,182	9,637	(1,455)	(15.1)
Other noninterest income	4,086	4,137	(51)	(1.2)	12	14	(2)	(14.3)
Total noninterest income	4,363	4,648	(285)	(6.1)	8,194	9,651	(1,457)	(15.1)
Noninterest expense	19,728	17,893	1,835	10.3	8,365	8,929	(564)	(6.3)
Income before income taxes	4,368	4,057	311	7.7	54	1,124	(1,070)	(95.2)
Provision for income taxes	1,027	1,508	(481)	(31.9)	23	450	(427)	(94.9)
Net income	$3,341	$2,549	$792	31.1%	$31	$674	$(643)	(95.4)%

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$40,486	$34,842	$5,644	16.2%	$431	$764	$(333)	(43.6)%
Provision for loan losses	1,694	735	959	130.5	—	—	—	—
Net interest income, after provision for loan losses	38,792	34,107	4,685	13.7	431	764	(333)	(43.6)
Mortgage banking income:
Changes in mortgage servicing rights fair value	119	(553)	672	121.5	597	(941)	1,538	163.4
Other	879	1,642	(763)	(46.5)	14,147	17,404	(3,257)	(18.7)
Total mortgage banking income	998	1,089	(91)	(8.4)	14,744	16,463	(1,719)	(10.4)
Other noninterest income	8,137	8,192	(55)	(0.7)	27	9	18	200.0
Total noninterest income	9,135	9,281	(146)	(1.6)	14,771	16,472	(1,701)	(10.3)
Noninterest expense	40,151	35,215	4,936	14.0	15,136	15,963	(827)	(5.2)
Income before income taxes	7,776	8,173	(397)	(4.9)	66	1,273	(1,207)	(94.8)
Provision for income taxes	1,937	2,949	(1,012)	(34.3)	27	510	(483)	(94.7)
Net income	$5,839	$5,224	$615	11.8%	$39	$763	$(724)	(94.9)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Net Income.    The Bank’s net income increased by $792,000 to $3.3 million for the three months ended June 30, 2018 from $2.6 million for the three months ended June 30, 2017.  Pre-tax income was $4.4 million for the three months ended June 30, 2018, a $311,000 increase from the three months ended June 30, 2017. The increase in pre-tax income reflects a $2.4 million increase in net interest income partially offset by an increase in noninterest expense of $1.8 million, a $416,000 increase in the provision for loan losses and a $285,000 decrease in noninterest income.  The provision for income taxes decreased $481,000 primarily due to a lower federal tax rate, offset by the increase in pre-tax income.

Compared to the first six months of 2017, the Banks’s net income for the six months ended June 30, 2018 increased $615,000 to $5.8 million from $5.2 million. Pre-tax income decreased $397,000, or 4.9%, due to a $4.9 million increase in noninterest expenses and a $959,000 increase in provision for loan losses partially offset by a $5.6 million increase in net interest and dividend income. The provision for income taxes decreased $1.0 million offsetting the pre-tax income decrease for the six months ended June 30, 2018, due to the lower federal tax rate.

Provision for Loan Losses.    The Bank recorded a provision for loan losses of $886,000 for the three months ended June 30, 2018 and $470,000 for the three months ended June 30, 2017.  The provisions primarily reflect the continued growth in commercial loans and the need for replenishment driven by charge-off activity.  Net charge-offs were $505,000 for the three months ended June 30, 2018 compared to $173,000 for the same period in 2017. Credit quality improved as nonaccrual loans declined to $16.4 million at June 30, 2018 from $21.5 million at June 30, 2017.

Noninterest Income.    Total noninterest income decreased to $4.4 million and $9.1 million for the three and six months ended June 30, 2018 compared to $4.6 million and $9.3 million for the prior year period. The following tables set forth the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$65	$400	$(335)	(83.8)
Intersegment loss	(58)	—	(58)	(100.0)
Processing, underwriting and closing fees	11	41	(30)	(73.2)
Secondary market loan servicing fees, net of guarantee fees	339	371	(32)	(8.6)
Changes in mortgage servicing rights fair value	(80)	(301)	221	(73.4)
Total mortgage banking income	277	511	(234)	(45.8)%
Deposit account fees	3,224	3,071	153	5.0
Income on retirement plan annuities	120	113	7	6.2
Gain on sale of consumer loans	—	(12)	12	100.0
Bank-owned life insurance income	243	261	(18)	(6.9)
Other	499	704	(205)	(29.1)
Total noninterest income	$4,363	$4,648	$(285)	(6.1)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$92	$128	$(36)	(28.1)%

.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$207	$814	$(607)	(74.6)
Intersegment loss	(58)	—	(58)	(100.0)
Processing, underwriting and closing fees	42	80	(38)	(47.5)
Secondary market loan servicing fees, net of guarantee fees	688	748	(60)	(8.0)
Changes in mortgage servicing rights fair value	119	(553)	672	121.5
Total mortgage banking income	998	1,089	(91)	(8.4)%
Deposit account fees	6,191	5,916	275	4.6
Income on retirement plan annuities	232	223	9	4.0
Gain on sale of consumer loans	—	66	(66)	(100.0)
Bank-owned life insurance income	482	518	(36)	(6.9)
Other	1,232	1,469	(237)	(16.1)
Total noninterest income	$9,135	$9,281	$(146)	(1.6)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$190	$290	$(100)	(34.5)%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

The decrease in total mortgage banking income reflects the consolidation of the Banks’s residential mortgage lending division into HarborOne Mortgage at the start of the second quarter of 2018.

The change in the MSRs fair value is consistent with change in the 10-year Treasury Constant Maturity rate, as rising interest rates tend to slow prepayment speeds and increase MSR fair value. The decreases for the periods ended June 30, 2018 reflect reductions from loans paid off being greater than the positive fair value adjustment for the periods.

The increase in deposit account fees reflects increased debit card interchange income.

The decrease in other income is due to lower interest rate swap fee income on commercial loans during 2018 as result of the origination mix.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense increased to $19.7 million and $40.2 million for the three and six months ended June 30, 2018 compared to $17.9 million and $35.2 million for the prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$11,081	$9,922	$1,159	11.7%
Occupancy and equipment	2,347	2,224	123	5.5
Data processing expenses	1,555	1,499	56	3.7
Loan expenses	398	412	(14)	(3.4)
Marketing	1,027	978	49	5.0
Deposit expenses	327	367	(40)	(10.9)
Postage and printing	312	247	65	26.3
Professional fees	689	818	(129)	(15.8)
Foreclosed and repossessed assets	45	25	20	80.0
Deposit insurance	490	446	44	9.9
Other expenses	1,457	955	502	52.6
Total noninterest expense	$19,728	$17,893	$1,835	10.3%

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$22,649	$19,776	$2,873	14.5%
Occupancy and equipment	5,022	4,712	310	6.6
Data processing expenses	3,095	2,999	96	3.2
Loan expenses	759	768	(9)	(1.2)
Marketing	1,973	1,402	571	40.7
Deposit expenses	657	708	(51)	(7.2)
Postage and printing	623	537	86	16.0
Professional fees	1,448	1,550	(102)	(6.6)
Foreclosed and repossessed assets	108	52	56	107.7
Deposit insurance	984	908	76	8.4
Other expenses	2,833	1,803	1,030	57.1
Total noninterest expense	$40,151	$35,215	$4,936	14.0%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding tables are noted below:

Compensation and benefits increased primarily due to equity plan expense of $985,000 and $2.0 million for the three and six months ended June 30, 2018 with no such expense in 2017 and an increase in salary expense reflecting annual increases and additional staffing. Additionally, the consolidation of the Bank’s residential real estate mortgage division into HarborOne Mortgage resulted in a decrease of approximately $393,000 in the three and six months ended June 30, 2018.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The increase in occupancy and equipment expense reflects an increase in software licensing expense as we invest in technologies to support the Bank’s growth.

Marketing expense increased due to increased marketing to broaden our market reach and brand name recognition as well as for specific marketing campaigns for the term certificate specials.

Other expenses increased primarily due to Coastway acquisition expense of $524,000 and $1.0 million for the three and six months ended June 30, 2018, respectively.

Income Tax Provision.    Provision for income taxes for the three and six months ended June 30, 2018 was $1.0 million and $1.9 million, respectively, compared to $1.5 million and $2.9 million, respectively, for the three and six months ended June 30, 2017. The decreased provision for income taxes was mainly due to the lower federal income tax rate established by the Tax Cuts and Jobs Act of 2017.

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Net Income.   HarborOne Mortgage recorded net income of $31,000 and $39,000, respectively, for the three and six months ended June 30, 2018, as compared to $674,000 and $763,000, respectively, for the three and six months ended June 30, 2017. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    Total noninterest income decreased to $8.2 million and $14.7 million, respectively, for the three and six months ended June 30, 2018 as compared to $9.6 million and $16.5 million for the prior year periods. Noninterest income is primarily from mortgage banking income for which the following tables provides further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$6,429	$8,552	$(2,123)	(24.8)%
Intersegment gain	58	—	58	100.0
Processing, underwriting and closing fees	948	932	16	1.7
Secondary market loan servicing fees net of guarantee fees	973	904	69	7.6
Changes in mortgage servicing rights fair value	(226)	(751)	525	(69.9)
Total mortgage banking income	$8,182	$9,637	$(1,455)	(15.1)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$350	$396	$(46)	(11.6)%
Change in 10-year Treasury Constant Maturity rate in basis points	13	(9)

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$10,611	$14,038	$(3,427)	(24.4)%
Intersegment gain	58	—	58	100.0
Processing, underwriting and closing fees	1,548	1,599	(51)	(3.2)
Secondary market loan servicing fees net of guarantee fees	1,930	1,767	163	9.2
Changes in mortgage servicing rights fair value	597	(941)	1,538	163.4
Total mortgage banking income	$14,744	$16,463	$(1,719)	(10.4)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$834	$1,183	$(349)	(29.5)%
Change in 10-year Treasury Constant Maturity rate in basis points	47	(17)

The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:

The change in the MSRs fair value is consistent with change in the 10-year Treasury Constant Maturity rate, as rising interest rates tend to slow prepayment speeds and increase MSR fair value. The negative change for the three months ended June 30, 2018 reflects reductions from loans paid off being greater than the positive fair value adjustment for the period.

The decrease on gain on sale of mortgages is due to decreased residential mortgage originations and a decrease in originated MSRs from a decrease in volume of servicing retained sales as compared to the prior year.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

 The decrease in residential mortgage originations is primarily due to increased rates and the tight residential real estate market. The following tables provide additional loan production detail:

	Three Months Ended June 30,
	2018		2017
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$215,994	87.9%	$221,972	78.2%
Third Party	29,693	12.1	61,942	21.8
Total	$245,687	100.0%	$283,914	100.0%

Product Type
Conventional	$155,964	63.5%	$160,781	56.6%
Government	52,522	21.4	92,192	32.5
State Housing Agency	16,912	6.9	10,735	3.8
Jumbo	20,289	8.2	19,961	7.0
Seconds	—	—	245	0.1
Total	$245,687	100.0%	$283,914	100.0%

Purpose
Purchase	$203,680	82.9%	$239,843	84.5%
Refinance	39,292	16.0	44,071	15.5
Construction	2,715	1.1	—	—
Total	$245,687	100.0%	$283,914	100.0%

	Six Months Ended June 30,
	2018		2017
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$355,719	88.1%	$369,830	79.1%
Third Party	48,244	11.9	98,003	20.9
Total	$403,963	100.0%	$467,833	100.0%

Product Type
Conventional	$256,875	63.6%	$270,227	57.8%
Government	95,050	23.5	155,638	33.2
State Housing Agency	16,912	4.2	19,555	4.2
Jumbo	35,126	8.7	22,031	4.7
Seconds	—	—	382	0.1
Total	$403,963	100.0%	$467,833	100.0%

Purpose
Purchase	$315,953	78.2%	$369,209	78.9%
Refinance	84,024	20.8	98,624	21.1
Construction	3,986	1.0	—	—
Total	$403,963	100.0%	$467,833	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense decreased to $8.4 million and $15.1 million for the three and six months ended June 30, 2018 compared to $8.9 million and $16.0 million for the prior year periods. The following tables set forth the components of noninterest:

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$6,315	$6,497	$(182)	(2.8)%
Occupancy and equipment	607	503	104	20.7
Data processing expenses	14	28	(14)	(50.0)
Loan expenses	988	1,469	(481)	(32.7)
Marketing	58	63	(5)	(7.9)
Postage and printing	37	43	(6)	(14.0)
Professional fees	203	149	54	36.2
Other expenses	143	177	(34)	(19.2)
Total noninterest expense	$8,365	$8,929	$(564)	(6.3)%

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$11,219	$11,663	$(444)	(3.8)%
Occupancy and equipment	1,202	1,002	200	20.0
Data processing expenses	27	51	(24)	(47.1)
Loan expenses	1,889	2,477	(588)	(23.7)
Marketing	111	121	(10)	(8.3)
Postage and printing	80	88	(8)	(9.1)
Professional fees	331	253	78	30.8
Other expenses	277	308	(31)	(10.1)
Total noninterest expense	$15,136	$15,963	$(827)	(5.2)%

Generally, HarborOne Mortgage expenses decreased consistent with the decreased mortgage loan volume. Occupancy and equipment expense increased due to expenses related to the conversion to a new mortgage origination system as part of the residential mortgage group integration.  The integration also resulted in an increase in compensation and benefits of approximately $468,000 and an increase in professional fees of $75,000 for an intercompany management fee during the second quarter of 2018.

The three month period ended June 30, 2018 includes $80,000 in severance expense related to a workforce reduction, which is expected to result in annual cost reductions of approximately $1.0 million. The right-sizing was in response to efficiencies created by the consolidation of HarborOne Mortgage and the Bank’s residential mortgage group, as well as economic pressures within the mortgage industry.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2018	2017
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$12,967	$13,308
Second mortgages and equity lines of credit	704	876
Commercial real estate	391	312
Construction	—	130
Commercial	2,060	3,038
Consumer	246	191
Total nonaccrual loans (1)	16,368	17,855
Other real estate owned:
One- to four-family residential	832	665
Other repossessed assets	197	97
Total nonperforming assets	17,397	18,617
Performing troubled debt restructurings	18,079	20,377
Total nonperforming assets and performing troubled debt restructurings	$35,476	$38,994

Total nonperforming loans to total loans (2)	0.71%	0.81%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.23%	1.45%
Total nonperforming assets to total assets	0.60%	0.69%

(1) $5.5 million and $6.9 million of troubled debt restructurings are included in total nonaccrual loans at June 30, 2018 and December 31, 2017, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in June 30, 2018 and 2017, amounted to $409,000 and $558,000, respectively. Income related to impaired loans included in interest income for the six months ended June 30, 2018 and 2017, amounted to $993,000 and $1.4 million, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	June 30,	December 31,
	2018	2017
	(in thousands)

Classified loans:
Substandard	$—	$1,990
Doubtful	2,060	827
Loss	—	—
Total classified loans	2,060	2,817
Special mention	3,165	818
Total criticized loans	$5,225	$3,635

None of the special mention assets at June 30, 2018 and December 31, 2017 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At June 30, 2018, our allowance for loan losses was $19.2 million, or 0.84% of total loans and 117.57% of nonperforming loans. At December 31, 2017, our allowance for loan losses was $18.5 million, or 0.84% of total loans and 103.55% of nonperforming loans. Nonperforming loans at June 30, 2018 were $16.3 million, or 0.71% of total loans, compared to $17.9 million, or 0.81% of total loans, at December 31, 2017. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2018			December 31, 2017
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,986	15.52%	29.13%	$3,375	18.25%	30.98%
Second mortgages and equity lines of credit	475	2.47	3.82	525	2.84	4.07
Commercial real estate	8,672	45.06	31.64	7,835	42.38	29.95
Construction	2,367	12.30	7.11	1,910	10.33	5.88
Commercial	1,969	10.23	5.77	2,254	12.19	5.00
Consumer	1,219	6.33	22.53	1,000	5.41	24.12
Total general and allocated allowance	17,688	91.91	100.00%	16,899	91.40	100.00%
Unallocated	1,556	8.09		1,590	8.60
Total	$19,244	100.00%		$18,489	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Allowance at beginning of period	$18,863	$16,884	$18,489	$16,968
Provision for loan losses	886	470	1,694	735
Charge offs:
Residential real estate:
One- to four-family	—	(7)	—	(126)
Second mortgages and equity lines of credit	—	—	—	(18)
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	(390)	(51)	(735)	(134)
Consumer	(202)	(300)	(342)	(560)
Total charge-offs	(592)	(358)	(1,077)	(838)

Recoveries:
Residential real estate:
One- to four-family	1	7	6	81
Second mortgages and equity lines of credit	19	62	21	66
Commercial real estate	—	—	—	—
Construction	—	—	—	—
Commercial	—	2	1	16
Consumer	67	114	110	153
Total recoveries	87	185	138	316
Net charge-offs	(505)	(173)	(939)	(522)
Allowance at end of period	$19,244	$17,181	$19,244	$17,181
Total loans outstanding (1)	$2,294,713	$2,087,982	$2,294,713	$2,087,982
Average loans outstanding	$2,258,192	$2,067,634	$2,233,329	$2,064,307
Allowance for loan losses as a percent of total loans outstanding (1)	0.84%	0.82%	0.84%	0.82%
Annualized net loans charged off as a percent of average loans outstanding	0.09%	0.03%	0.04%	0.05%
Allowance for loan losses to nonperforming loans	117.57%	80.04%	117.57%	80.04%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $886,000 and $470,000 for the three months ended June 30, 2018 and 2017.  For the six months ended June 30, 2018 and 2017, we recorded a provision for loan losses of $1.7 million and $735,000, respectively. The provisions primarily reflect loan loss allocations commensurate with commercial loan growth and other changes in the loan portfolio. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $506,000 for the quarter ended June 30, 2018, or 0.09%, of average loans outstanding on an annualized basis, compared to $173,000 and 0.03% for the quarter ended June 30, 2017. Nonperforming assets were $17.4 million at June 30, 2018 compared to $18.6 million at December 31, 2017 and $22.5 million at June 30, 2017. Nonperforming assets as a percentage of total assets were 0.60% at June 30, 2018, 0.69% at December 31, 2017 and 0.86% at June 30, 2017. The continued improvement in asset quality reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

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

As of June 30, 2018, net interest income simulation results for the Company indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

June 30, 2018
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	4.30%
(100)	(4.20)%

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

The table below sets forth, as of June 30, 2018, the estimated changes in the EVE that would result from the designated changes in the Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2018
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$415,197	$(1,372)	0.3%	16.1%	1.13
0	416,569	—	—	14.9
- 100	380,177	(36,392)	8.7	13.4	(1.58)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $3.7 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $130.1 million and $123.6 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of common stock was $185.5 million and $179.0 million for the six months ended June 30, 2018 and 2017, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

The Bank is subject to various regulatory capital requirements. At June 30, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At June 30, 2018, we had outstanding commitments to originate loans of $81.1 million and unadvanced funds on loans of $340.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $482.5 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

The Company had no repurchases of its common stock during the three months ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (in the next section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 8, 2018	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)