Form 10-Q
period 2018-09-30
HarborOne Bancorp, Inc.
filed 2018-11-09
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of November 1, 2018 there were 32,585,519 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
(in thousands, except share data)	2018	2017

Assets
Cash and due from banks	$18,478	$16,348
Short-term investments	76,619	64,443
Total cash and cash equivalents	95,097	80,791

Securities available for sale, at fair value	191,847	170,853
Securities held to maturity, at amortized cost	47,371	46,869
Federal Home Loan Bank stock, at cost	13,263	15,532
Loans held for sale, at fair value	155,268	59,460
Loans	2,223,822	2,194,967
Less: Allowance for loan losses	(19,440)	(18,489)
Net loans	2,204,382	2,176,478
Accrued interest receivable	7,452	6,545
Other real estate owned and repossessed assets	672	762
Mortgage servicing rights, at fair value	23,748	21,092
Property and equipment, net	25,177	24,487
Retirement plan annuities	12,830	12,498
Bank-owned life insurance	41,171	40,446
Deferred income taxes, net	2,047	843
Goodwill and other intangible assets	13,726	13,497
Other assets	18,749	14,767
Total assets	$2,852,800	$2,684,920

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$302,190	$264,453
Interest-bearing deposits	1,816,620	1,675,795
Brokered deposits	66,831	73,490
Total deposits	2,185,641	2,013,738
Short-term borrowed funds	25,000	44,000
Long-term borrowed funds	206,187	246,365
Subordinated debt	33,855	—
Mortgagors' escrow accounts	4,655	5,221
Accrued interest payable	622	518
Other liabilities and accrued expenses	43,495	31,594
Total liabilities	2,499,455	2,341,436

Commitments and contingencies (Notes 2, 10 and 11)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,585,519 and 32,647,395 shares issued at September 30, 2018 and December 31, 2017, respectively	327	327
Additional paid-in capital	150,732	147,060
Retained earnings	218,977	207,590
Treasury stock, at cost, 81,676 and 14,900 shares at September 30, 2018 and December 31, 2017, respectively	(1,548)	(280)
Accumulated other comprehensive loss	(4,904)	(528)
Unearned compensation - ESOP	(10,239)	(10,685)
Total stockholders' equity	353,345	343,484

Total liabilities and stockholders' equity	$2,852,800	$2,684,920

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$25,115	$20,990	$71,485	$59,765
Interest on loans held for sale	625	796	1,557	1,962
Interest on taxable securities	1,412	1,118	4,042	3,232
Interest on non-taxable securities	217	216	650	650
Other interest and dividend income	480	294	1,051	866
Total interest and dividend income	27,849	23,414	78,785	66,475

Interest expense:
Interest on deposits	5,409	2,812	13,382	7,811
Interest on FHLB borrowings	1,130	1,333	3,074	3,748
Interest on subordinated debentures	189	—	189	—
Total interest expense	6,728	4,145	16,645	11,559

Net interest and dividend income	21,121	19,269	62,140	54,916
Provision for loan losses	632	921	2,326	1,656

Net interest income, after provision for loan losses	20,489	18,348	59,814	53,260

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(378)	(488)	338	(1,982)
Other	9,249	11,071	24,275	30,117
Total mortgage banking income	8,871	10,583	24,613	28,135
Deposit account fees	3,302	3,172	9,493	9,088
Income on retirement plan annuities	100	114	332	337
Gain on sale of consumer loans	—	—	—	78
Bank-owned life insurance income	243	260	725	778
Other income	1,124	498	2,383	1,964
Total noninterest income	13,640	14,627	37,546	40,380

Noninterest expense:
Compensation and benefits	16,809	17,325	50,506	48,568
Occupancy and equipment	3,027	2,954	9,263	8,668
Data processing	1,702	1,547	4,824	4,597
Loan expenses	1,503	1,884	4,155	5,129
Marketing	639	1,136	2,722	2,659
Deposit expenses	308	311	965	1,019
Postage and printing	344	380	1,064	1,017
Professional fees	712	1,126	2,595	3,136
Foreclosed and repossessed assets	(45)	8	63	60
Deposit insurance	540	397	1,525	1,305
Other expenses	1,844	1,370	5,818	3,563
Total noninterest expense	27,383	28,438	83,500	79,721

Income before income taxes	6,746	4,537	13,860	13,919

Income tax provision	818	1,699	2,577	5,133

Net income	$5,928	$2,838	$11,283	$8,786

Earnings per common share:
Basic	$0.19	$0.09	$0.36	$0.28
Diluted	$0.19	$0.09	$0.36	$0.28
Weighted average shares outstanding:
Basic	31,575,210	31,303,281	31,574,681	31,109,104
Diluted	31,575,811	31,303,281	31,574,881	31,109,104

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net income	$5,928	$2,838	$11,283	$8,786
Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses)	(1,501)	180	(5,476)	1,155
Related tax effect	330	(63)	1,204	(403)
Net-of-tax amount	(1,171)	117	(4,272)	752

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost	—	60	—	181
Related tax effect	—	(24)	—	(58)
Net-of-tax amount	—	36	—	123

Total other comprehensive income (loss)	(1,171)	153	(4,272)	875

Comprehensive income	$4,757	$2,991	$7,011	$9,661

Amortization of prior service cost is included in compensation and benefits in the unaudited interim Consolidated Statements of Operations.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
			Additional		Treasury	Other	Unearned	Total
	Common Stock		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Loss	- ESOP	Equity

Balance at December 31, 2016	32,120,880	$321	$144,420	$197,211	$—	$(1,290)	$(11,278)	$329,384

Comprehensive income	—	—	—	8,786	—	875	—	9,661

ESOP shares committed to be released (44,520 shares)	—	—	412	—	—	—	445	857

Restricted stock awards granted	541,415	6	(6)	—	—	—	—	—

Share-based compensation expense	—	—	699	—	—	—	—	699

Balance at September 30, 2017	32,662,295	$327	$145,525	$205,997	$—	$(415)	$(10,833)	$340,601

Balance at December 31, 2017	32,647,395	$327	$147,060	$207,590	$(280)	$(528)	$(10,685)	$343,484

Comprehensive income (loss)	—	—	—	11,283	—	(4,272)	—	7,011

Stranded effect of tax rate change (Note 1)	—	—	—	104	—	(104)	—	—

ESOP shares committed to be released (44,520 shares)	—	—	390	—	—	—	446	836

Restricted stock awards granted	4,900	—	—	—	—	—	—	—

Share-based compensation expense	—	—	3,282	—	—	—	—	3,282

Treasury stock purchased	(66,776)	—	—	—	(1,268)	—	—	(1,268)

Balance at September 30, 2018	32,585,519	$327	$150,732	$218,977	$(1,548)	$(4,904)	$(10,239)	$353,345

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017

Cash flows from operating activities:
Net income	$11,283	$8,786
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	2,326	1,656
Net amortization of securities premiums/discounts	432	523
Net amortization of net deferred loan costs/fees and premiums	2,604	3,672
Depreciation and amortization of premises and equipment	2,174	2,122
Change in mortgage servicing rights fair value	(338)	1,982
Mortgage and consumer servicing rights capitalized	(1,268)	(2,054)
Amortization of consumer servicing rights	35	42
Accretion of fair value adjustment on loans and deposits, net	(247)	(260)
Amortization of intangible assets	35	66
Bank-owned life insurance income	(725)	(778)
Income on retirement plan annuities	(332)	(337)
Gain on sale of portfolio loans	—	(36)
Fair value adjustment gain on loans transferred to held for sale	(472)	—
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(36)	57
Deferred income tax benefit	—	(128)
ESOP expenses	836	857
Share-based compensation expense	3,282	699
Net change in:
Loans held for sale	8,965	(9,758)
Other assets and liabilities, net	6,861	(4,114)
Net cash provided by operating activities	35,415	2,997

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	18,292	16,697
Purchases	(44,943)	(45,461)
Activity in securities held to maturity:
Maturities, prepayment and calls	2,243	2,920
Purchases	(2,996)	(3,052)
Net redemption (purchase) of FHLB stock	2,269	(607)
Proceeds from sale of portfolio loans	—	5,007
Participation-in loan purchases	(71,699)	(52,982)
Loan originations, net of principal payments	(67,500)	(80,855)
Proceeds from sale of other real estate owned and repossessed assets	1,343	1,658
Additions to property and equipment	(2,864)	(2,267)
Net cash used by investing activities	(165,855)	(158,942)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017

Cash flows from financing activities:
Net increase in deposits	171,903	198,792
Net change in borrowed funds with maturities less than ninety days	(19,000)	(70,000)
Proceeds from other borrowed funds and subordinated debt	74,930	86,250
Repayment of other borrowed funds	(81,253)	(15,003)
Net change in mortgagors' escrow accounts	(566)	496
Treasury stock purchased	(1,268)	—
Net cash provided by financing activities	144,746	200,535

Net change in cash and cash equivalents	14,306	44,590

Cash and cash equivalents at beginning of period	80,791	50,215

Cash and cash equivalents at end of period	$95,097	$94,805

Supplemental cash flow information:
Interest paid on deposits	$13,348	$7,807
Interest paid on borrowed funds	3,170	3,734
Income taxes paid	1,826	5,247
Transfer of loans to other real estate owned and repossessed assets	1,261	969
Transfer of loans to loans held for sale	105,351	5,088

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

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 23 full-service and two limited-service bank offices in eastern Massachusetts and Rhode Island, and two commercial lending offices in Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains 40 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey and is also licensed to lend in five additional states.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during 2017 or the nine months ended September 30, 2018.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of September 30, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedging Accounting Purposes. The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, if ASU 2017-12 has already been adopted. Early adoption is permitted in any interim period upon issuance of ASU 2018-16 if a public business entity has adopted ASU 2017-12. The amendments in ASU 2018-16 should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company does not have any derivatives within the scope of the ASU.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.BUSINESS COMBINATION

On October 5, 2018, the Company completed its previously announced acquisition of Coastway Bancorp, Inc. (“Coastway”) the holding company of Coastway Community Bank in an all cash transaction valued at approximately $125.6 million.

3.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

September 30, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$22,997	$—	$949	$22,048
U.S. government-sponsored residential mortgage-backed securities	94,229	—	2,943	91,286
U.S. government-sponsored collateralized mortgage obligations	32,535	—	886	31,649
SBA asset-backed securities	48,373	—	1,509	46,864
Total securities available for sale	$198,134	$—	$6,287	$191,847

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$15,572	$69	$649	$14,992
U.S. government-sponsored collateralized mortgage obligations	1,790	—	10	1,780
SBA asset-backed securities	5,819	—	166	5,653
Municipal bonds	24,190	450	—	24,640
Total securities held to maturity	$47,371	$519	$825	$47,065

December 31, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$17,985	$—	$178	$17,807
U.S. government-sponsored residential mortgage-backed securities	74,368	132	630	73,870
U.S. government-sponsored collateralized mortgage obligations	36,753	35	106	36,682
SBA asset-backed securities	42,558	102	166	42,494
Total securities available for sale	$171,664	$269	$1,080	$170,853

Securities held to maturity
U.S. government-sponsored residential mortgage-backed securities	$17,452	$97	$214	$17,335
U.S. government-sponsored collateralized mortgage obligations	2,042	54	—	2,096
SBA asset-backed securities	2,991	—	14	2,977
Municipal bonds	24,384	882	—	25,266
Total securities held to maturity	$46,869	$1,033	$228	$47,674

There were no securities pledged as collateral as of September 30, 2018 and December 31, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2018 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$22,997	$22,048	$5,411	$5,472
Over 10 years	—	—	18,779	19,168
	22,997	22,048	24,190	24,640

U.S. government-sponsored residential mortgage-backed securities	94,229	91,286	15,572	14,992
U.S. government-sponsored collateralized mortgage obligations	32,535	31,649	1,790	1,780
SBA asset-backed securities	48,373	46,864	5,819	5,653

Total	$198,134	$191,847	$47,371	$47,065

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of four to 29 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

There were no sales or calls of securities during the three and nine months ended September 30, 2018 and the three months ended September 30, 2017.  There were no sales of securities and proceeds of $400,000 from a call of a held to maturity security during the nine months ended September 30, 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

September 30, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$336	$12,675	$613	$9,373
U.S. government-sponsored residential mortgage-backed securities	1,605	58,666	1,338	32,621
U.S. government-sponsored collateralized mortgage obligations	602	22,854	284	8,794
SBA asset-backed securities	593	25,259	916	21,605
	$3,136	$119,454	$3,151	$72,393

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$—	$—	$649	$13,206
U.S. government-sponsored collateralized mortgage obligations	10	1,780	—	—
SBA asset-backed securities	44	2,899	122	2,755
	$54	$4,679	$771	$15,961

December 31, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$20	$4,980	$158	$9,827
U.S. government-sponsored residential mortgage-backed securities	155	31,684	475	26,123
U.S. government-sponsored collateralized mortgage obligations	53	10,886	53	2,870
SBA asset-backed securities	95	24,205	71	4,730
	$323	$71,755	$757	$43,550

Securities held to maturity

U.S. government-sponsored residential mortgage-backed securities	$91	$8,211	$123	$6,970
SBA asset-backed securities	14	2,977	—	—
	$105	$11,188	$123	$6,970

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At September 30, 2018, 71 debt securities with an amortized cost of $219.6 million have unrealized losses with aggregate depreciation of 3.24% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at September 30, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

4.LOANS

A summary of the balances of loans follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

Residential real estate:
One- to four-family	$563,944	$677,837
Second mortgages and equity lines of credit	88,965	89,080
Residential construction	8,846	11,904
Commercial real estate	788,561	655,419
Commercial construction	129,796	116,739
Total mortgage loans on real estate	1,580,112	1,550,979

Commercial	139,616	109,523

Consumer loans:
Auto	486,068	513,728
Personal	12,349	14,092
Total consumer loans	498,417	527,820

Total loans	2,218,145	2,188,322

Allowance for loan losses	(19,440)	(18,489)
Net deferred loan costs	5,677	6,645

Loans, net	$2,204,382	$2,176,478

The Company transferred residential real estate mortgages of $105.4 million to loans held for sale at September 30, 2018 and recorded fair value adjustment gain of $472,000. The Company did not sell residential portfolio loans during the three or nine months ended September 30, 2017.

The Company did not sell indirect auto loans during the three and nine months ended September 30, 2018 or the three months ended September 30, 2017.  In the nine months ended September 30, 2017, the Company sold indirect auto loans of $5.0 million.  The loans were classified as loans held for sale at March 31, 2017 and a gain of $78,000 was recorded in the first quarter.  The unpaid principal balance of indirect auto loans serviced for others was $14.6 million and $22.4 million at September 30, 2018 and December 31, 2017, respectively.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At September 30, 2018 and December 31, 2017, the Company was servicing loans for participants aggregating $119.8 million and $85.2 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is the activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at June 30, 2018	$3,461	$8,672	$2,367	$1,969	$1,219	$1,556	$19,244

Provision (credit) for loan losses	(262)	760	(355)	495	102	(108)	632
Charge-offs	(50)	—	—	(255)	(209)	—	(514)
Recoveries	10	—	—	1	67	—	78
Balance at September 30, 2018	$3,159	$9,432	$2,012	$2,210	$1,179	$1,448	$19,440

Balance at June 30, 2017	$4,434	$7,075	$936	$2,114	$1,033	$1,589	$17,181

Provision (credit) for loan losses	(27)	372	162	346	160	(92)	921
Charge-offs	—	—	—	—	(230)	—	(230)
Recoveries	10	—	—	—	51	—	61
Balance at September 30, 2017	$4,417	$7,447	$1,098	$2,460	$1,014	$1,497	$17,933

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2017	$4,000	$7,835	$1,810	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(828)	1,597	202	944	553	(142)	2,326
Charge-offs	(50)	—	—	(990)	(551)	—	(1,591)
Recoveries	37	—	—	2	177	—	216
Balance at September 30, 2018	$3,159	$9,432	$2,012	$2,210	$1,179	$1,448	$19,440

Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(559)	297	174	658	820	266	1,656
Charge-offs	(144)	—	—	(134)	(790)	—	(1,068)
Recoveries	157	—	—	16	204	—	377
Balance at September 30, 2017	$4,417	$7,447	$1,098	$2,460	$1,014	$1,497	$17,933

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at September 30, 2018 and December 31, 2017 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

September 30, 2018:
Loans:
Impaired loans	$31,673	$391	$—	$1,805	$—	$—	$33,869
Non-impaired loans	630,082	788,170	129,796	137,811	498,417	—	2,184,276
Total loans	$661,755	$788,561	$129,796	$139,616	$498,417	$—	$2,218,145
Allowance for loan losses:
Impaired loans	$1,170	$—	$—	$—	$—	$—	$1,170
Non-impaired loans	1,989	9,432	2,012	2,210	1,179	1,448	18,270
Total allowance for loan losses	$3,159	$9,432	$2,012	$2,210	$1,179	$1,448	$19,440

December 31, 2017:
Loans:
Impaired loans	$34,440	$312	$-	$3,069	$—	$—	$37,821
Non-impaired loans	744,381	655,107	116,739	106,454	527,820	—	2,150,501
Total loans	$778,821	$655,419	$116,739	$109,523	$527,820	$—	$2,188,322
Allowance for loan losses:
Impaired loans	$1,242	$—	$—	$739	$—	$—	$1,981
Non-impaired loans	2,758	7,835	1,810	1,515	1,000	1,590	16,508
Total allowance for loan losses	$4,000	$7,835	$1,810	$2,254	$1,000	$1,590	$18,489

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at September 30, 2018 and December 31, 2017:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

September 30, 2018
Residential real estate:
One- to four-family	$3,835	$—	$5,892	$9,727	$12,516
Second mortgages and equity lines of credit	218	214	298	730	914
Commercial real estate	—	—	391	391	391
Commercial	445	5	2,655	3,105	2,655
Consumer:
Auto	2,182	535	192	2,909	250
Personal	25	51	8	84	9
Total	$6,705	$805	$9,436	$16,946	$16,735

December 31, 2017
Residential real estate:
One- to four-family	$3,269	$1,116	$5,267	$9,652	$13,308
Second mortgages and equity lines of credit	256	110	296	662	876
Commercial real estate	—	312	—	312	312
Commercial construction	—	—	—	—	130
Commercial	2	—	260	262	3,038
Consumer:
Auto	1,641	342	165	2,148	162
Personal	32	22	18	72	29
Total	$5,200	$1,902	$6,006	$13,108	$17,855

At September 30, 2018 and December 31, 2017, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$12,287	$12,807	$—	$12,561	$13,171	$—
Commercial real estate	391	391	—	312	312	—
Commercial construction	—	—	—	130	130	—
Commercial	1,805	2,591	—	—	—	—
Total	$14,483	$15,789	$—	$13,003	$13,613	$—

Impaired loans with a valuation allowance:
Residential	$19,386	$20,001	$1,169	$21,749	$22,457	$1,242
Commercial	—	—	—	3,069	3,153	739
Total	$19,386	$20,001	$1,169	$24,818	$25,610	$1,981

	Three Months Ended September 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$31,712	$441	$340	$38,114	$494	$384
Commercial real estate	391	—	—	—	—	—
Commercial construction	—	—	—	131	2	2
Commercial	1,933	—	—	3,896	5	4
Total	$34,036	$441	$340	$42,141	$501	$390

	Nine Months Ended September 30,
	2018			2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$32,552	$1,427	$1,129	$40,087	$1,721	$1,382
Commercial real estate	351	—	—	—	—	—
Commercial construction	33	—	—	132	10	10
Commercial	2,409	8	5	3,770	62	61
Total	$35,345	$1,435	$1,134	$43,989	$1,793	$1,453

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three and nine months ended September 30, 2018 and 2017, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

There were no material TDR loan modifications for the three and nine months ended September 30, 2018.  For the three and nine months ended September 30, 2017, there were two commercial TDR loan modifications totaling $1.6 million.

The recorded investment in TDRs was $22.8 million and $26.4 million at September 30, 2018 and December 31, 2017, respectively.  Of these loans, $4.6 million and $6.1 million were on non-accrual at September 30, 2018 and December 31, 2017, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three and nine months ended September 30, 2018 and 2017, there were no payment defaults on TDRs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$779,886	$134,212	$129,796	$652,625	$105,888	$116,739
Loans rated 7	6,222	3,599	—	—	818	—
Loans rated 8	—	—	—	—	1,990	—
Loans rated 9	—	1,805	—	—	827	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	2,453	—	—	2,794	—	—
	$788,561	$139,616	$129,796	$655,419	$109,523	$116,739

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balance of mortgage loans serviced for others was $1.91 billion and $1.93 billion as of September 30, 2018 and December 31, 2017, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At September 30, 2018 and December 31, 2017, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	September 30,	December 31,
	2018	2017
Prepayment speed	8.60%	9.79%
Discount rate	9.28	9.26
Default rate	2.02	2.23

The following summarizes changes to MSRs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Balance, beginning of period	$22,832	$20,313	$21,092	$20,333
Additions	1,294	551	2,318	2,025
Changes in fair value due to :
Reductions from loans paid off during the period	(521)	(415)	(1,362)	(1,138)
Changes in valuation inputs or assumptions	143	(73)	1,700	(844)
Balance, end of period	$23,748	$20,376	$23,748	$20,376

Contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million and $4.0 million for the three and nine months ended September 30, 2018, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 30, 2017, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6.DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

NOW and demand deposit accounts	$432,628	$395,153
Regular savings and club accounts	327,030	356,300
Money market deposit accounts	674,657	721,021
Total non-certificate accounts	1,434,315	1,472,474

Term certificate accounts greater than $250,000	151,639	78,165
Term certificate accounts less than or equal to $250,000	532,856	389,609
Brokered deposits	66,831	73,490
Total certificate accounts	751,326	541,264

Total deposits	$2,185,641	$2,013,738

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions.  The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors.  At September 30, 2018 and December 31, 2017, total reciprocal deposits were $108.6 million and $174.2 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at September 30, 2018 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$584,792	2.02%
Over 1 year to 2 years	110,484	2.04
Over 2 years to 3 years	40,150	1.77
Over 3 years to 4 years	14,630	1.69
Over 4 years	1,270	2.08
	$751,326	2.00%

7.FHLB BORROWINGS

Borrowed funds at September 30, 2018 and December 31, 2017 consist of Federal Home Loan Bank (“FHLB”) advances.  Short-term advances were $25.0 million with a weighted average rate of 2.37% at September 30, 2018.  Short-

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

term advances were $44.0 million with a weighted average rate of 1.50% at December 31, 2017.  Long-term advances are summarized by maturity date below.

	September 30, 2018			December 31, 2017
			Weighted			Weighted
		Redeemable	Average		Redeemable	Average
	Amount	at Call Date (1)	Rate (2)	Amount	at Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2018	$30,000	$35,000	1.44%	$111,250	$111,250	1.47%
2019	60,000	90,000	1.66	60,000	60,000	1.66
2020	50,000	60,000	1.84	50,000	50,000	1.84
2021	40,000	20,000	1.81	20,000	20,000	1.79
2022	5,000	—	0.96	—	—	—
2023 and thereafter*	21,187	1,187	1.03	5,115	5,115	0.65
	$206,187	$206,187	1.62%	$246,365	$246,365	1.60%

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

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 75% of the carrying value of indirect auto loans with principal balances amounting to $84.6 million and $136.1 million, respectively, of which no amount was outstanding at September 30, 2018 and December 31, 2017, respectively.

8.SUBORDINATED DEBENTURES

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par.  The Notes are carried on the consolidated balance sheet net of issuance costs of $1.1 million, which are being amortized over the period to maturity date using the interest method. At September 30, 2018, the Notes qualify as Tier 2 Capital for regulatory capital purposes.

9.INCOME TAXES

For the three and nine months ended September 30, 2018, the Company recorded an expense of $818,000 and $2.6 million, respectively, representing an effective tax rate of 12.13% and 18.59%,  respectively.  For the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $1.7 million and $5.1 million, respectively, representing an effective tax rate of 37.45% and 36.88%, respectively.  The decrease in the effective tax rate in 2018 is due primarily to the lower tax rates established by the Tax Cuts and Jobs Act of 2017 that took effect on January 1, 2018 and recognition in 2018 on an $826,000 tax benefit relating to a tax refund for the tax year 2014.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

10.OTHER COMMITMENTS AND CONTINGENCIES

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

The following off-balance sheet financial instruments were outstanding at September 30, 2018 and December 31, 2017.  The contract amounts represent credit risk.

	September 30,	December 31,
	2018	2017
	(in thousands)

Commitments to grant loans	$44,106	$86,790
Unadvanced funds on home equity lines of credit	78,988	77,117
Unadvanced funds on revolving lines of credit	102,698	71,151
Unadvanced funds on construction loans	134,126	144,918

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

11.DERIVATIVES

The Company is party to a variety of derivative transactions, including derivative loan commitments, forward loan sale commitments and interest rate swap contracts. The Company enters into derivative contracts in order to meet the financing needs of its customers. The Company also enters into derivative contracts as a means of reducing its interest rate risk and market risk.

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at September 30, 2018 and December 31, 2017.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  At September 30, 2018, there are no securities pledged to the third-party financial institutions to secure interest rate swap liabilities. The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

September 30, 2018:
Derivative loan commitments	$89,381	Other assets	$1,280	Other liabilities	$13
Forward loan sale commitments	92,776	Other assets	368	Other liabilities	19
Interest rate swaps	293,869	Other assets	4,741	Other liabilities	4,741
Risk participation agreements	83,987	Other assets	—	Other liabilities	—
Total			$6,389		$4,773

December 31, 2017:
Derivative loan commitments	$81,604	Other assets	$1,047	Other liabilities	$27
Forward loan sale commitments	95,680	Other assets	46	Other liabilities	92
Interest rate swaps	246,704	Other assets	2,153	Other liabilities	2,153
Risk participation agreements	42,856	Other assets	—	Other liabilities	—
Total			$3,246		$2,272

The following table presents information pertaining to the Company’s derivative instruments in the Consolidated Statements of Operations:

		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2018	2017	2018	2017
		(in thousands)

Derivative loan commitments	Mortgage banking income	$(358)	$30	$247	$430
Forward loan sale commitments	Mortgage banking income	719	(80)	395	(870)
Total		$361	$(50)	$642	$(440)

12.COMPENSATION AND BENEFIT PLANS

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents share information held by the ESOP:

	September 30, 2018	December 31, 2017

Allocated shares	118,719	59,359
Shares committed to be allocated	44,520	59,359
Unallocated shares	1,023,949	1,068,470
Total shares	1,187,188	1,187,188
Fair value of unallocated shares	$19,578,000	$20,472,000

Total compensation expense recognized in connection with the ESOP was $283,000 and $836,000 for the three and nine months ended September 30, 2018, respectively.  Total compensation expense recognized in connection with the ESOP was $275,000 and $857,000 for the three and nine months ended September 30, 2017, respectively.

13.STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees. Total shares reserved for issuance at the inception of the Plan were 2,077,577. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 1,483,984. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 593,593. Options and awards vest ratably over three years. The fair value of shares awarded is based on the market price at the date of grant.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company awarded 13,062 options on September 26, 2018 to a new executive.  The options vest over three years.  The fair value of the options were estimated with the following assumptions:

Expected volatility	24%
Expected life (years)	6
Expected dividend yield	—%
Risk free interest rate	2.98%
Fair value per option	$ 5.78

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2018, is presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Stock Option	Average	Contractual	Intrinsic
	Awards	Exercise Price	Term (years)	Value
Balance at January 1, 2018 (1)	883,311	$18.35	9.13
Granted	13,062	19.03	10.00
Forfeited or expired	(30,917)	18.35
Balance at September 30, 2018	865,456	$18.36	8.73	$666,401
Exercisable at September 30, 2018	226,709	$18.35	8.44	$—
Unrecognized cost inclusive of directors' awards	$2,727,000
Weighted average remaining recognition period (years)	1.88

(1) During the quarter ended September 30, 2018, the Company discovered a clerical error in the Plan documents that resulted in the number of stock options awarded in 2017 being overstated by 442,752.  As a result, the beginning balance of the stock option awards outstanding in the table above have been decreased from the amount previously reported at December 31, 2017.

For the three months ended September 30, 2018, a net credit to expense of $286,000 was recognized in stock-based compensation due to adjustments for the 442,752 options that were awarded erroneously due to the clerical error in the Plan document.  Additionally, $223,000 of tax benefit was reversed for the three months ended September 30, 2018.  For the nine months ended September 30, 2018, stock-based compensation expense applicable to the stock options was $822,000.  The recognized tax benefit related to this expense for the nine months ended September 30, 2018 was $173,000, respectively.  For the three and nine months ended September 30, 2017, stock-based compensation expense applicable to the stock options was $282,000 and the recognized tax benefit related to this expense was $99,000, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested stock awards under the Equity Plan for the nine months ended September 30, 2018:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2018	541,415	$18.35
Vested	(180,465)	18.35
Granted	4,900	19.03
Forfeited	(12,367)	18.35
Non-vested stock awards at September 30, 2018	353,483	$18.36
Unrecognized cost inclusive of directors' awards	$6,093,000
Weighted average remaining recognition period (years)	1.88

Total expense for the restricted stock awards was $833,000 and $2.5 million for the three and nine months ended September 30, 2018, and the recognized tax benefits related to this expense was $125,000 and $519,000, respectively.  For the three and nine months ended September 30, 2017, total expense for the restricted stock awards was $417,000 and the recognized tax benefits related to this expense was $146,000, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

14.MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

At September 30, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at September 30, 2018 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 1.875%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of September 30, 2018 and December 31, 2017 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
September 30, 2018
Common equity Tier 1 capital to risk-weighted assets	$344,495	14.8%	$105,041	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	344,495	14.8	140,054	6.0	N/A	N/A
Total capital to risk-weighted assets	363,934	15.6	186,739	8.0	N/A	N/A
Tier 1 capital to average assets	344,495	12.2	112,624	4.0	N/A	N/A

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$330,514	15.1%	$98,292	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	330,514	15.1	131,056	6.0	N/A	N/A
Total capital to risk-weighted assets	349,002	16.0	174,741	8.0	N/A	N/A
Tier 1 capital to average assets	330,514	12.5	105,423	4.0	N/A	N/A

HarborOne Bank
September 30, 2018
Common equity Tier 1 capital to risk-weighted assets	$264,502	11.3%	$104,987	4.5%	$151,649	6.5%
Tier 1 capital to risk-weighted assets	264,502	11.3	139,983	6.0	186,644	8.0
Total capital to risk-weighted assets	283,942	12.2	186,644	8.0	233,306	10.0
Tier 1 capital to average assets	264,502	9.4	112,428	4.0	140,535	5.0

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$249,532	11.4%	$98,266	4.5%	$141,939	6.5%
Tier 1 capital to risk-weighted assets	249,532	11.4	131,021	6.0	174,695	8.0
Total capital to risk-weighted assets	268,021	12.3	174,695	8.0	218,368	10.0
Tier 1 capital to average assets	249,532	9.6	104,264	4.0	130,329	5.0

15.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

Securities available for sale:
Net unrealized loss	$(6,287)	$(811)
Related tax effect	1,383	283
Total accumulated other comprehensive loss	$(4,904)	$(528)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017

	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	Director's
	Available-for-Sale	Available-for-Sale	Retirement
	Securities	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(3,733)	$(30)	$(538)	$(568)

Other comprehensive income (loss) before reclassifications	(1,501)	180	—	180
Reclassification adjustment for amortization of prior service cost	—	—	60	60
Net current period other comprehensive income (loss)	(1,501)	180	60	240

Related tax effect	330	(63)	(24)	(87)

Balance at end of period	$(4,904)	$87	$(502)	$(415)

	Nine Months Ended September 30,
	2018	2017

	Unrealized Gains	Unrealized Gains
	and Losses on	and Losses on	Directors'
	Available-for-Sale	Available-for-Sale	Retirement
	Securities	Securities	Plan	Total
	(in thousands)

Balance at beginning of period	$(528)	$(665)	$(625)	$(1,290)

Other comprehensive income (loss) before reclassifications	(5,476)	1,155	—	1,155
Stranded effect of tax rate change	(104)	—	—	—
Reclassification adjustment for amortization of prior service cost	—	—	181	181
Net current period other comprehensive income (loss)	(5,580)	1,155	181	1,336

Related tax effect	1,204	(403)	(58)	(461)

Balance at end of period	$(4,904)	$87	$(502)	$(415)

The directors’ retirement plan was frozen effective December 31, 2017.

16.FAIR VALUE OF ASSETS AND LIABILITIES

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

Loans held for sale - Fair values are based on prevailing market prices for similar commitments.  At September 30, 2018 and December 31, 2017, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	September 30,	December 31,
	2018	2017
	(in thousands)

Loans held for sale, fair value	$155,268	$59,460
Loans held for sale, contractual principal outstanding	153,927	57,575
Fair value less unpaid principal balance	$1,341	$1,885

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   At both September 30, 2018 and December 31, 2017, the weighted average pull-through rate for derivative loan commitments was 87%.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

September 30, 2018
Assets

Securities available for sale	$—	$191,847	$—	$191,847
Loans held for sale	—	155,268	—	155,268
Mortgage servicing rights	—	23,748	—	23,748
Derivative loan commitments	—	—	1,280	1,280
Forward loan sale commitments	—	—	368	368
Interest rate swaps	—	4,741	—	4,741
	$—	$375,604	$1,648	$377,252
Liabilities

Derivative loan commitments	$—	$—	$13	$13
Forward loan sale commitments	—	—	19	19
Interest rate swaps	—	4,741	—	4,741
	$—	$4,741	$32	$4,773

December 31, 2017
Assets

Securities available for sale	$—	$170,853	$—	$170,853
Loans held for sale	—	59,460	—	59,460
Mortgage servicing rights	—	21,092	—	21,092
Derivative loan commitments	—	—	1,047	1,047
Forward loan sale commitments	—	—	46	46
Interest rate swaps	—	2,153	—	2,153
	$—	$253,558	$1,093	$254,651
Liabilities

Derivative loan commitments	$—	$—	$27	$27
Forward loan sale commitments	—	—	92	92
Interest rate swaps	—	2,153	—	2,153
	$—	$2,153	$119	$2,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three and nine months ended September 30, 2018 and 2017, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,755	$1,994	$1,093	$2,722

Total gains (losses) included in net income (1)	(107)	(67)	555	(795)

Balance at end of period	$1,648	$1,927	$1,648	$1,927

Changes in unrealized gains relating to instruments at period end	$1,648	$1,927	$1,648	$1,927

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(500)	$(238)	$(119)	$(576)

Total gains (losses) included in net income (1)	468	17	87	355

Balance at end of period	$(32)	$(221)	$(32)	$(221)

Changes in unrealized losses relating to instruments at period end	$(32)	$(221)	$(32)	$(221)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$2,371	$—	$—	$3,277
Other real estate owned and repossessed assets	—	—	672	—	—	762
	$—	$—	$3,043	$—	$—	$4,039

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at September 30, 2018 and December 31, 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Impaired loans	$—	$444	$34	$525
Other real estate owned and repossessed assets	—	11	5	58
	$—	$455	$39	$583

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

	September 30, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$95,097	$95,097	$—	$—	$95,097
Securities available for sale	191,847	—	191,847	—	191,847
Securities held to maturity	47,371	—	47,065	—	47,065
Federal Home Loan Bank stock	13,263	—	—	13,263	13,263
Loans held for sale	155,268	—	155,268	—	155,268
Loans, net	2,204,382	—	—	2,177,544	2,177,544
Retirement plan annuities	12,830	—	—	12,830	12,830
Mortgage servicing rights	23,748	—	23,748	—	23,748
Accrued interest receivable	7,452	—	7,452	—	7,452

Financial liabilities:
Deposits	2,185,641	—	—	2,180,590	2,180,590
Borrowed funds	265,042	—	228,632	—	228,632
Mortgagors' escrow accounts	4,655	—	—	4,655	4,655
Accrued interest payable	622	—	622	—	622

Derivative loan commitments:
Assets	1,280	—	—	1,280	1,280
Liabilities	13	—	—	13	13

Interest rate swap agreements:
Assets	4,741	—	4,741	—	4,741
Liabilities	4,741	—	4,741	—	4,741

Forward loan sale commitments:
Assets	368	—	—	368	368
Liabilities	19	—	—	19	19

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$80,791	$80,791	$—	$—	$80,791
Securities available for sale	170,583	—	170,853	—	170,853
Securities held to maturity	46,869	—	47,674	—	47,674
Federal Home Loan Bank stock	15,532	—	—	15,532	15,532
Mortgage loans held for sale	59,460	—	59,460	—	59,460
Loans, net	2,176,478	—	—	2,175,423	2,175,423
Retirement plan annuities	12,498	—	—	12,498	12,498
Mortgage servicing rights	21,092	—	21,092	—	21,092
Accrued interest receivable	6,545	—	6,545	—	6,545

Financial liabilities:
Deposits	2,013,738	—	—	2,010,052	2,010,052
Borrowed funds	290,365	—	288,939	—	288,939
Mortgagors' escrow accounts	5,221	—	—	5,221	5,221
Accrued interest payable	518	—	518	—	518

Derivative loan commitments:
Assets	1,047	—	—	1,047	1,047
Liabilities	27	—	—	27	27

Interest rate swap agreements:
Assets	2,153	—	2,153	—	2,153
Liabilities	2,153	—	2,153	—	2,153

Forward loan sale commitments:
Assets	46	—	—	46	46
Liabilities	92	—	—	92	92

17.EARNINGS PER SHARE (“EPS”)

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

	Three Months Ended September 30,
	2018	2017

Net income applicable to common stock (in thousands)	$5,928	$2,838

Average number of common shares outstanding	32,604,157	32,391,588
Less: Average unallocated ESOP shares	(1,028,947)	(1,088,307)
Average number of common shares outstanding used to calculate basic earnings per common share	31,575,210	31,303,281
Common stock equivalents	601	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,575,811	31,303,281

Earnings per common share:
Basic	$0.19	$0.09
Diluted	$0.19	$0.09

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30,
	2018	2017

Net income applicable to common stock (in thousands)	$11,283	$8,786

Average number of common shares outstanding	32,618,973	32,212,107
Less: Average unallocated ESOP shares	(1,044,292)	(1,103,003)
Average number of common shares outstanding used to calculate basic earnings per common share	31,574,681	31,109,104
Common stock equivalents	200	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,574,881	31,109,104

Earnings per common share:
Basic	$0.36	$0.28
Diluted	$0.36	$0.28

Stock options for 791,257 shares of common stock for the three and nine months ended September 30, 2018 were not considered in computing diluted earnings per share because they were antidilutive.  All options were antidilutive for the 2017 periods.

18.SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at September 30, 2018 and 2017 and for the three months then ended is presented in the tables below.

	Three Months Ended September 30, 2018
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$20,943	$308	$(130)	$—	$21,121
Provision for loan losses	632	—	—	—	632
Net interest income, after provision for loan losses	20,311	308	(130)	—	20,489
Mortgage banking income:
Changes in mortgage servicing rights fair value	(59)	(319)	—	—	(378)
Other	720	8,529	—	—	9,249
Total mortgage banking income	661	8,210	—	—	8,871
Other noninterest income	4,785	(16)	—	—	4,769
Total noninterest income	5,446	8,194	—	—	13,640
Noninterest expense	18,824	8,184	375	—	27,383
Income (loss) before income taxes	6,933	318	(505)	—	6,746
Provision (benefit) for income taxes	888	71	(141)	—	818
Net income (loss)	$6,045	$247	$(364)	$—	$5,928

	Nine Months Ended September 30, 2018
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$61,429	$739	$(28)	$—	$62,140
Provision for loan losses	2,326	—	—	—	2,326
Net interest income, after provision for loan losses	59,103	739	(28)	—	59,814
Mortgage banking income:
Changes in mortgage servicing rights fair value	60	278	—	—	338
Other	1,599	22,676	—	—	24,275
Total mortgage banking income	1,659	22,954	—	—	24,613
Other noninterest income	12,922	11	—	—	12,933
Total noninterest income	14,581	22,965	—	—	37,546
Noninterest expense	58,975	23,320	1,205	—	83,500
Income (loss) before income taxes	14,709	384	(1,233)	—	13,860
Provision (benefit) for income taxes	2,825	98	(346)	—	2,577
Net income (loss)	$11,884	$286	$(887)	$—	$11,283

Total assets at period end	$2,855,386	$95,423	$387,427	$(485,436)	$2,852,800
Goodwill at period end	$3,186	$10,474	$—	$—	$13,660

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended September 30, 2017
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(In thousands)

Net interest and dividend income	$18,731	$487	$51	$—	$19,269
Provision for loan losses	921	—	—	—	921
Net interest income, after provision for loan losses	17,810	487	51	—	18,348
Mortgage banking income:
Changes in mortgage servicing rights fair value	(170)	(318)	—	—	(488)
Other	834	10,237	—	—	11,071
Total mortgage banking income	664	9,919	—	—	10,583
Other noninterest income	4,034	10	—	—	4,044
Total noninterest income	4,698	9,929	—	—	14,627
Noninterest expense	18,716	9,457	265	—	28,438
Income (loss) before income taxes	3,792	959	(214)	—	4,537
Provision (benefit) for income taxes	1,393	392	(86)	—	1,699
Net income (loss)	$2,399	$567	$(128)	$—	$2,838

	Nine Months Ended September 30, 2017

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$53,573	$1,251	$92	$—	$54,916
Provision for loan losses	1,656	—	—	—	1,656
Net interest income, after provision for loan losses	51,917	1,251	92	—	53,260
Mortgage banking income:
Changes in mortgage servicing rights fair value	(723)	(1,259)	—	—	(1,982)
Other	2,476	27,641	—	—	30,117
Total mortgage banking income	1,753	26,382	—	—	28,135
Other noninterest income	12,226	19	—	—	12,245
Total noninterest income	13,979	26,401	—	—	40,380
Noninterest expense	53,931	25,420	370	—	79,721
Income (loss) before income taxes	11,965	2,232	(278)	—	13,919
Provision (benefit) for income taxes	4,342	902	(111)	—	5,133
Net income (loss)	$7,623	$1,330	$(167)	$—	$8,786

Total assets at period end	$2,591,620	$133,534	$340,930	$(406,625)	$2,659,459
Goodwill at period end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at September 30, 2018, and our results of operations for the three and nine months ended September 30, 2018 and 2017. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission; the Company’s ability to achieve the synergies and value creation contemplated by the Coastway acquisition;; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud and natural disasters;  changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Business Combination

On October 5, 2018, the Company completed its previously announced acquisition of Coastway Bancorp, Inc. (“Coastway”) the holding company of Coastway Community Bank in an all cash transaction valued at approximately $125.6 million.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets.    Total assets increased $167.9 million, or 6.3%, to $2.85 billion at September 30, 2018 from $2.68 billion at December 31, 2017 primarily due to the continued execution of our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents increased $14.3 million to $95.1 million at September 30, 2018 from $80.8 million at December 31, 2017 as excess funding was invested in Federal funds in the short term.

Loans Held for Sale.    Loans held for sale at September 30, 2018 were $155.3 million, an increase of $95.8 million from $59.5 million at December 31, 2017, primarily reflecting the transfer of a  $105.4 million residential real estate loan portfolio to held for sale.

Loans, net.    At September 30, 2018, net loans were $2.20 billion, an increase of $27.9 million, or 1.3%, from $2.18 billion at December 31, 2017, primarily due to an increase in the Bank’s commercial real estate, construction and commercial loan originations, partially offset by decreases in residential mortgage loans and consumer loans. Total commercial real estate, commercial construction and commercial loans at September 30, 2018 were $1.06 billion, an increase of $176.3 million, or 20.0%, from $881.7 million at December 31, 2017, reflecting our business strategy to increase commercial lending. Residential mortgage loans, including second mortgages, home equities and construction loans decreased $117.1 million or 15.0%, primarily due to the reclassification of $105.4 million to loans held for sale, and consumer loans decreased $29.4 million, or 5.6%. The allowance for loan losses was $19.4 million at September 30, 2018 and $18.5 million at December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides the composition of our loan portfolio at the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$563,944	25.4%	$677,837	31.0%
Second mortgages and equity lines of credit	88,965	4.0	89,080	4.1
Residential construction	8,846	0.4	11,904	0.5
Commercial real estate	788,561	35.6	655,419	30.0
Commercial construction	129,796	5.8	116,739	5.3
Total real estate	1,580,112	71.2	1,550,979	70.9
Commercial	139,616	6.3	109,523	5.0
Consumer:
Auto	486,068	21.9	513,728	23.5
Personal	12,349	0.6	14,092	0.6
Total consumer	498,417	22.5	527,820	24.1
Total loans	2,218,145	100.0%	2,188,322	100.0%
Allowance for loan losses	(19,440)		(18,489)
Net deferred loan origination costs	5,677		6,645
Loans, net	$2,204,382		$2,176,478

Securities.    Total investment securities at September 30, 2018 were $239.2 million, an increase of $21.5 million, or 9.9%, from December 31, 2017. There were no sales or calls of securities in the nine months ended September 30, 2018.  The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$22,997	$22,048	$17,985	$17,807
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	126,764	122,935	111,121	110,552
SBA asset-backed securities	48,373	46,864	42,558	42,494
Total securities available for sale	$198,134	$191,847	$171,664	$170,853

Securities held to maturity:
Debt securities:
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	$17,362	$16,772	$19,494	$19,431
SBA asset-backed securities	5,819	5,653	2,991	2,977
Other bonds and obligations:
State and political subdivisions	24,190	24,640	24,384	25,266
Total securities held to maturity	$47,371	$47,065	$46,869	$47,674

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At September 30, 2018, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.91 billion. Total MSRs were $23.7 million at September 30, 2018 and $21.1 million at December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table represents the activity for MSRs and the related fair value changes during the periods noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)

Balance, beginning of period	$22,832	$20,313	$21,092	$20,333
Additions	1,294	551	2,318	2,025
Changes in fair value due to :
Reductions from loans paid off during the period	(521)	(415)	(1,362)	(1,138)
Changes in valuation inputs or assumptions	143	(73)	1,700	(844)
Balance, end of period	$23,748	$20,376	$23,748	$20,376

The fair value of our MSRs is provided by a third party that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of MSRs at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Prepayment speed	8.60%	9.79%
Discount rate	9.28	9.26
Default rate	2.02	2.23

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Deposits.    Deposits increased $171.9 million, or 8.5%, to $2.19 billion at September 30, 2018 from $2.01 billion at December 31, 2017.  The following table sets forth information concerning the composition of deposits:

	September 30,	December 31,	Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Non-interest bearing deposits	$302,190	$264,453	$37,737	14.3%
NOW accounts	130,389	130,543	(154)	(0.1)
Regular savings	327,027	318,294	8,733	2.7
Money market accounts	471,440	511,883	(40,443)	(7.9)
Term certificate accounts	641,060	405,110	235,950	58.2
Retail deposits	1,872,106	1,630,283	241,823	14.8
Municipal deposits	229,189	231,602	(2,413)	(1.0)
Wholesale deposits	84,346	151,853	(67,507)	(44.5)
	$2,185,641	$2,013,738	$171,903	8.5%

Reciprocal deposits	$108,612	$174,244	$(65,632)	(37.7)%

The growth in deposits was driven by an increase of $241.8 million in retail deposits, partially offset by a decrease of $2.4 million in municipal deposits and $67.5 million in wholesale deposits. The increase in retail deposits was largely driven by term deposit specials offered during this year. Wholesale deposits include brokered deposits of $66.8 million and $17.5 million in certificates of deposits from institutional investors. The Bank participates in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $108.6 million in reciprocal deposits, including $104.4 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market.

Borrowings.   Total borrowings from the FHLB decreased $59.2 million, or 20.4%, to $231.2 million at September 30, 2018 from $290.4 million at December 31, 2017. The Company also issued subordinated debt on August 30, 2018 in the amount of $35.0 million. Issuance costs of $1.2 million are being amortized over the term of the debentures.

Stockholders’ equity.    Total stockholders’ equity was $353.3 million at September 30, 2018 compared to $343.5 million at December 31, 2017, an increase of 2.9%.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Overview.   Consolidated net income for the three and nine months ended September 30, 2018 was $5.9 million and $11.3 million, respectively, compared to net income of $2.8 million and $8.8 million, respectively, for the three and nine months ended September 30, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bancorp, Inc. Consolidated

Average Balances and Yields. The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21% for the periods ended September 30, 2018 and 35% for the periods ended September 30, 2017.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended September 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost (6)
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,375,892	$25,740	4.30%	$2,190,303	$21,786	3.95%
Investment securities (2)	239,443	1,674	2.77	206,761	1,409	2.70
Other interest-earning assets	74,390	480	2.56	102,589	294	1.14
Total interest-earning assets	2,689,725	27,894	4.11	2,499,653	23,489	3.73
Noninterest-earning assets	133,113			128,966
Total assets	$2,822,838			$2,628,619
Interest-bearing liabilities:
Savings accounts	$338,109	149	0.17	$402,470	195	0.19
NOW accounts	126,978	21	0.07	125,636	20	0.06
Money market accounts	678,721	1,650	0.96	646,873	970	0.59
Certificates of deposit	670,029	3,283	1.94	463,077	1,382	1.18
Brokered deposits	65,998	306	1.84	82,976	245	1.17
Total interest-bearing deposits	1,879,835	5,409	1.14	1,721,032	2,812	0.65
FHLB advances	256,391	1,130	1.75	287,858	1,333	1.84
Subordinated debentures	11,788	189	6.35	—	—	—
Total borrowings	268,179	1,319	1.95	287,858	1,333	1.84
Total interest-bearing liabilities	2,148,014	6,728	1.24	2,008,890	4,145	0.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	285,025			251,579
Other noninterest-bearing liabilities	39,445			30,815
Total liabilities	2,472,484			2,291,284
Total equity	350,354			337,335
Total liabilities and equity	$2,822,838			$2,628,619
Tax equivalent net interest income		21,166			19,344
Tax equivalent interest rate spread (3)			2.87%			2.91%
Less: tax equivalent adjustment		45			75
Net interest income as reported		$21,121			$19,269
Net interest-earning assets (4)	$541,711			$490,763
Net interest margin (5)			3.12%			3.06%
Tax equivalent effect			—			0.01
Net interest margin on a fully tax equivalent basis			3.12%			3.07%
Ratio of interest-earning assets to interest-bearing liabilities	125.22%			124.43%

Supplemental information:
Total deposits, including demand deposits	$2,164,860	$5,409		$1,972,611	$2,812
Cost of total deposits			0.99%			0.57%
Total funding liabilities, including demand deposits	$2,433,039	$6,728		$2,260,469	$4,145
Cost of total funding liabilities			1.10%			0.73%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for 2018 and 35% for the period ended September 30, 2017.  The yield on investments before tax equivalent adjustments for the quarters presented were 2.70% and 2.56%, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.
(6) Annualized.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,
	2018			2017
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost (6)	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,309,554	$73,042	4.23%	$2,144,071	$61,727	3.85%
Investment securities (2)	233,508	4,828	2.76	204,693	4,109	2.68
Other interest-earning assets	51,242	1,051	2.74	79,354	866	1.46
Total interest-earning assets	2,594,304	78,921	4.07	2,428,118	66,702	3.67
Noninterest-earning assets	129,795			132,054
Total assets	$2,724,099			$2,560,172
Interest-bearing liabilities:
Savings accounts	$338,799	434	0.17	$360,660	497	0.18
NOW accounts	126,985	62	0.06	125,902	59	0.06
Money market accounts	697,889	4,531	0.87	642,764	2,544	0.53
Certificates of deposit	587,194	7,535	1.72	467,342	4,101	1.17
Brokered deposits	70,559	820	1.55	75,140	610	1.08
Total interest-bearing deposits	1,821,426	13,382	0.98	1,671,808	7,811	0.62
FHLB advances	242,499	3,074	1.69	278,181	3,748	1.80
Subordinated debentures	3,972	189	6.35	—	—	—
Total borrowings	246,471	3,263	1.77	278,181	3,748	1.80
Total interest-bearing liabilities	2,067,897	16,645	1.08	1,949,989	11,559	0.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	274,866			246,512
Other noninterest-bearing liabilities	34,851			29,750
Total liabilities	2,377,614			2,226,251
Total equity	346,485			333,921
Total liabilities and equity	$2,724,099			$2,560,172
Tax equivalent net interest income		62,276			55,143
Tax equivalent interest rate spread (3)			2.99%			2.88%
Less: tax equivalent adjustment		136			227
Net interest income as reported		$62,140			$54,916
Net interest-earning assets (4)	$526,407			$478,129
Net interest margin (5)			3.20%			3.02%
Tax equivalent effect			0.01			0.02
Net interest margin on a fully tax equivalent basis			3.21%			3.04%
Ratio of interest-earning assets to interest-bearing liabilities	125.46%			124.52%

Supplemental information:
Total deposits, including demand deposits	$2,096,292	$13,382		$1,918,320	$7,811
Cost of total deposits			0.85%			0.54%
Total funding liabilities, including demand deposits	$2,342,763	$16,645		$2,196,501	$11,559
Cost of total funding liabilities			0.95%			0.70%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for 2018 and 35% for 2017.  The yield on investments before tax equivalent adjustments was 2.69% and 2.54% for the years ended September 30, 2018 and 2017, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 v. 2017			2018 v. 2017
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$1,736	$2,218	$3,954	$4,584	$6,731	$11,315
Investment securities	214	51	265	568	151	719
Other interest-earning assets	(62)	248	186	(230)	415	185
Total interest-earning assets	1,888	2,517	4,405	4,922	7,297	12,219
Interest-bearing liabilities:
Savings accounts	(30)	(16)	(46)	(29)	(34)	(63)
NOW accounts	—	1	1	3	—	3
Money market accounts	44	636	680	203	1,784	1,987
Certificates of deposit	445	1,456	1,901	884	2,550	3,434
Brokered deposit	(43)	104	61	(35)	245	210
Total interest-bearing deposits	416	2,181	2,597	1,026	4,545	5,571
FHLB advances	(141)	(62)	(203)	(448)	(226)	(674)
Subordinated debentures	189	—	189	189	—	189
Total borrowings	48	(62)	(14)	(259)	(226)	(485)
Total interest-bearing liabilities	464	2,119	2,583	767	4,319	5,086
Change in net interest income	$1,424	$398	$1,822	$4,155	$2,978	$7,133

Interest and Dividend Income.    Interest and dividend income increased $4.4 million, or 18.9%, to $27.8 million for the three months ended September 30, 2018, compared to $23.4 million for the three months ended September 30, 2017. The increase was primarily due to a $3.9 million, or 18.1%, increase in interest on loans and loans held for sale to

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

$25.7 million for the three months ended September 30, 2018 from $21.8 million for the three months ended September 30, 2017. Additionally, the increase in loan interest income was attributable to an 8.5% increase in average loans outstanding as well as the shift in mix to higher yielding commercial loans. The average yield on loans and loans held for sale increased 35 basis points. Interest and dividend income on securities increased by $295,000, or 22.1%, from $1.3 million for the three months ended September 30, 2017 to $1.6 million for the three months ended September 30, 2018, primarily due to an increase in average balances of securities.

Compared to the first nine months of 2017, interest and dividend income increased $12.3 million, or 18.5%, reflecting similar trends in the quarter over quarter results.  Average loans and loans held for sale increased $165.5 million, or 7.7%, coupled with a 38 basis point increase in yield resulting in an $11.3 million increase in interest income on loans and loans held for sale.

Interest Expense.    Interest expense increased $2.6 million, or 62.3%, to $6.7 million for the three months ended September 30, 2018 from $4.1 million for the three months ended September 30, 2017. The increase resulted from a $2.6 million increase in interest expense on deposits partially offset by a $203,000 decrease in interest expense on borrowings. Additionally, subordinated debt of $35.0 million was issued in the third quarter resulting in interest expense of $189,000 for the quarter ended September 30, 2018. The increase in interest expense on deposits resulted from a 9.7% increase in average balances and a 42 basis point increase in the cost of deposits. Increases in the average balances and the rates on money market accounts and certificates of deposit were the significant components of the growth, driven by new products with higher rates. Average certificates deposits increased by $207.0 million, or 44.7% and the cost of certificates of deposits was 1.94% for the third quarter of 2018 compared to 1.18% for the third quarter of 2017.  The cost of money market of deposits increased 37 basis point to 0.96% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and the average balance increased 4.9%.  The decrease in interest expense on FHLB advances reflects the 10.9% decrease in average balance and the 9 basis point decrease in rate when comparing the three months ended September 30, 2018 and 2017.

Compared to the first nine months of 2017, interest expense increased $5.1 million, or 44.0% to $16.6 million from $11.6 million reflecting the quarter over quarter trend of increasing deposit average balances and rates.  Average interest bearing deposits increased $149.6 million, or 8.9% and the cost of funds increased 31 basis points year over year.  The decrease in interest expense on borrowings is due to an 11 basis point decrease in the cost of FHLB advances and an average balance decrease of $35.7 million, or 12.8%, partially offset by the subordinated debt interest expense of $189,000.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $1.8 million, or 9.4%, to $21.2 million for the three months ended September 30, 2018 from $19.3 million for the three months ended September 30, 2017. Growth in higher yielding commercial loans was primarily funded with deposit growth. The tax equivalent net interest spread decreased 4 basis points to 2.87% for the three months ended September 30, 2018 from 2.91% for the three months ended September 30, 2017, and net interest margin on a tax equivalent basis increased by 5 basis points to 3.12% for the three months ended September 30, 2018 from 3.07% for the three months ended September 30, 2017.

Compared to the first nine months of 2017, net interest and dividend income on a tax equivalent basis increased $7.1 million, or 12.9%, to $62.3 million from $55.1 million.  The tax equivalent net interest spread increased 11 basis points to 2.99% for the nine months ended September 30, 2018 from 2.88% for the nine months ended September 30, 2017, and net interest margin on a tax equivalent basis also rose by 17 basis points to 3.21% for the nine months ended September 30, 2018 from 3.04% for the nine months ended September 30, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The tables below show the results of operations for HarborOne Bank (excluding HarborOne Mortgage) for the three and nine months ended September 30, 2018 and 2017, the increase or decrease in those results, the results of operations for HarborOne Mortgage for the three and nine months ended September 30, 2018 and 2017, and the increase or decrease in those results. Revenue and expenses for the holding company are not material and not reflected in the below tables.

Effective April 3, 2018, the Bank’s residential mortgage lending division was consolidated with HarborOne Mortgage.  Mortgage banking income at the Bank will primarily consist of servicing fee income and changes related to previously originated mortgage servicing rights.  Residential real estate portfolio loans will be originated by HarborOne Mortgage and purchased by the Bank.

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$20,943	$18,731	$2,212	11.8%	$308	$487	$(179)	(36.8)%
Provision for loan losses	632	921	(289)	(31.4)	—	—	—	—
Net interest income, after provision for loan losses	20,311	17,810	2,501	14.0	308	487	(179)	(36.8)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(59)	(170)	111	65.3	(319)	(318)	(1)	(0.3)
Other	720	834	(114)	(13.7)	8,529	10,237	(1,708)	(16.7)
Total mortgage banking income	661	664	(3)	(0.5)	8,210	9,919	(1,709)	(17.2)
Other noninterest income	4,785	4,034	751	18.6	(16)	10	(26)	(260.0)
Total noninterest income	5,446	4,698	748	15.9	8,194	9,929	(1,735)	(17.5)
Noninterest expense	18,824	18,716	108	0.6	8,184	9,457	(1,273)	(13.5)
Income before income taxes	6,933	3,792	3,141	82.8	318	959	(641)	(66.8)
Provision for income taxes	888	1,393	(505)	(36.3)	71	392	(321)	(81.9)
Net income	$6,045	$2,399	$3,646	152.0%	$247	$567	$(320)	(56.4)%

	HarborOne Bank				HarborOne Mortgage
	Nine Months Ended				Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$61,429	$53,573	$7,856	14.7%	$739	$1,251	$(512)	(40.9)%
Provision for loan losses	2,326	1,656	670	40.5	—	—	—	—
Net interest income, after provision for loan losses	59,103	51,917	7,186	13.8	739	1,251	(512)	(40.9)
Mortgage banking income:
Changes in mortgage servicing rights fair value	60	(723)	783	108.3	278	(1,259)	1,537	122.1
Other	1,599	2,476	(877)	(35.4)	22,676	27,641	(4,965)	(18.0)
Total mortgage banking income	1,659	1,753	(94)	(5.4)	22,954	26,382	(3,428)	(13.0)
Other noninterest income	12,922	12,226	696	5.7	11	19	(8)	(42.1)
Total noninterest income	14,581	13,979	602	4.3	22,965	26,401	(3,436)	(13.0)
Noninterest expense	58,975	53,931	5,044	9.4	23,320	25,420	(2,100)	(8.3)
Income before income taxes	14,709	11,965	2,744	22.9	384	2,232	(1,848)	(82.8)
Provision for income taxes	2,825	4,342	(1,517)	(34.9)	98	902	(804)	(89.1)
Net income	$11,884	$7,623	$4,261	55.9%	$286	$1,330	$(1,044)	(78.5)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Net Income.    The Bank’s net income increased by $3.6 million to $6.0 million for the three months ended September 30, 2018 from $2.4 million for the three months ended September 30, 2017.  Pre-tax income was $6.9 million for the three months ended September 30, 2018, a $3.1 million increase from the three months ended September 30, 2017. The increase in pre-tax income reflects a $2.2 million increase in net interest income, a $748,000 increase in noninterest income and a $289,000 decrease in the provision for loan losses partially offset by an increase in noninterest expense of $108,000.  The provision for income taxes decreased $505,000 primarily due to the recognition of an $826,000 tax benefit related to the tax refund for the tax year 2014 and due to the lower federal tax rate.

Compared to the first nine months of 2017, the Bank’s net income for the nine months ended September 30, 2018 increased $4.3 million to $11.9 million from $7.6 million. Pre-tax income increased $2.7 million, or 22.9%, due to a $7.9 million increase in net interest and dividend income and a $602,000 increase in noninterest income partially offset by a $5.0 million increase in noninterest expenses and a $670,000 increase in provision for loan losses. The provision for income taxes decreased $1.5 million for the nine months ended September 30, 2018, primarily due to the recognition of an $826,000 tax benefit related to the tax refund for the tax year 2014 and due to the lower federal tax rate.

Provision for Loan Losses.    The Bank recorded a provision for loan losses of $632,000 for the three months ended September 30, 2018 and $921,000 for the three months ended September 30, 2017.  The provisions primarily reflect the continued growth in commercial loans and the need for replenishment driven by charge-off activity. The Bank also recorded a $262,000 negative provision in conjunction with the transfer of the residential real estate portfolio loans to available for sale in the third quarter of 2018.   Net charge-offs were $436,000 for the three months ended September 30, 2018 compared to $169,000 for the same period in 2017. Credit quality improved as nonaccrual loans declined to $16.7 million at September 30, 2018 from $19.6 million at September 30, 2017.

Noninterest Income.    Total noninterest income increased to $5.4 million and $14.6 million for the three and nine months ended September 30, 2018 compared to $4.7 million and $14.0 million for the prior year period. The following tables set forth the components of noninterest income:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$474	$440	$34	7.7
Intersegment loss	(80)	—	(80)	(100.0)
Processing, underwriting and closing fees	1	32	(31)	(96.9)
Secondary market loan servicing fees, net of guarantee fees	325	362	(37)	(10.2)
Changes in mortgage servicing rights fair value	(59)	(170)	111	(65.3)
Total mortgage banking income	661	664	(3)	(0.5)%
Deposit account fees	3,302	3,172	130	4.1
Income on retirement plan annuities	100	114	(14)	(12.3)
Bank-owned life insurance income	243	260	(17)	(6.5)
Other	1,140	488	652	133.6
Total noninterest income	$5,446	$4,698	$748	15.9%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,049	$156	$893	572.4%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

.

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$681	$1,255	$(574)	(45.7)
Intersegment loss	(138)	—	(138)	(100.0)
Processing, underwriting and closing fees	43	112	(69)	(61.6)
Secondary market loan servicing fees, net of guarantee fees	1,013	1,109	(96)	(8.7)
Changes in mortgage servicing rights fair value	60	(723)	783	108.3
Total mortgage banking income	1,659	1,753	(94)	(5.4)%
Deposit account fees	9,493	9,088	405	4.5
Income on retirement plan annuities	332	337	(5)	(1.5)
Gain on sale of consumer loans	—	66	(66)	(100.0)
Bank-owned life insurance income	725	778	(53)	(6.8)
Other	2,372	1,957	415	21.2
Total noninterest income	$14,581	$13,979	$602	4.3%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,239	$446	$793	177.8%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

The decrease in total mortgage banking income reflects the consolidation of the Bank’s residential mortgage lending division into HarborOne Mortgage at the start of the second quarter of 2018. The gain on sale of mortgage loans for the three months ended September 30, 2018 includes the fair value adjustment on the residential real estate portfolio loans transferred to held for sale.

The change in the MSRs fair value is consistent with change in the 10-year Treasury Constant Maturity rate, as rising interest rates tend to slow prepayment speeds and increase MSR fair value. The decreases for the three months ended September 30, 2018 reflect reductions from loans paid off being greater than the positive fair value adjustment for the period.

The increase in deposit account fees reflects increased debit card interchange income.

The increase in other income is due to interest rate swap fee income on commercial loans recognized during 2018 as result of the origination mix.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense increased to $18.8 million and $59.0 million for the three and nine months ended September 30, 2018 compared to $18.7 million and $53.9 million for the prior year periods. The following tables set forth the components of noninterest expense:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$10,828	$10,688	$140	1.3%
Occupancy and equipment	2,351	2,322	29	1.2
Data processing expenses	1,670	1,515	155	10.2
Loan expenses	411	283	128	45.2
Marketing	591	1,125	(534)	(47.5)
Deposit expenses	308	311	(3)	(1.0)
Postage and printing	312	319	(7)	(2.2)
Professional fees	546	822	(276)	(33.6)
Foreclosed and repossessed assets	(45)	7	(52)	(742.9)
Deposit insurance	541	397	144	36.3
Other expenses	1,311	927	384	41.4
Total noninterest expense	$18,824	$18,716	$108	0.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$33,477	$30,464	$3,013	9.9%
Occupancy and equipment	7,373	7,034	339	4.8
Data processing expenses	4,765	4,514	251	5.6
Loan expenses	1,170	1,051	119	11.3
Marketing	2,564	2,527	37	1.5
Deposit expenses	965	1,019	(54)	(5.3)
Postage and printing	935	856	79	9.2
Professional fees	1,994	2,372	(378)	(15.9)
Foreclosed and repossessed assets	63	59	4	6.8
Deposit insurance	1,525	1,305	220	16.9
Other expenses	4,144	2,730	1,414	51.8
Total noninterest expense	$58,975	$53,931	$5,044	9.4%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding tables are noted below:

Compensation and benefits increased primarily due to equity plan expense of $156,000 and $2.1 million for the three and nine months ended September 30, 2018, as compared to $498,000 for the three and nine months ended September 30, 2017. In the third quarter of 2018 a clerical error made in awarding stock options was corrected resulting in a one-time $652,000 expense reversal. Compensation and benefits is also impacted by an increase in salary expense reflecting annual increases and additional staffing.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The increase in occupancy and equipment expense reflects an increase in software licensing expense as we invest in technologies to support the Bank’s growth.

The increase in data processing expense primarily reflects increased debit card processing fees due to an increase in accounts with debit cards.

The increase in deposit insurance reflects increased deposit balances.

Fluctuations in marketing expenses and professional fees are generally due to timing.

Other expenses increased primarily due to Coastway acquisition expense of $274,000 and $1.3 million for the three and nine months ended September 30, 2018, respectively.

Income Tax Provision.    Provision for income taxes for the three and nine months ended September 30, 2018 was $888,000 and $2.8 million, respectively, compared to $1.4 million and $4.3 million, respectively, for the three and nine months ended September 30, 2017. The decreased provision for income taxes reflects the lower federal income tax rate established by the Tax Cuts and Jobs Act of 2017 and the recognition of an $826,000 tax benefit relating to a tax refund for the tax year 2014.

HarborOne Mortgage Segment

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Net Income.   HarborOne Mortgage recorded net income of $247,000 and $286,000, respectively, for the three and nine months ended September 30, 2018, as compared to $567,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2017. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    Total noninterest income decreased to $8.2 million and $23.0 million, respectively, for the three and nine months ended September 30, 2018 as compared to $9.9 million and $26.4 million for the prior year periods. Noninterest income is primarily from mortgage banking income for which the following tables provides further detail:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$6,453	$8,311	$(1,858)	(22.4)%
Intersegment gain	80	—	80	100.0
Processing, underwriting and closing fees	1,022	1,019	3	0.3
Secondary market loan servicing fees net of guarantee fees	974	907	67	7.4
Changes in mortgage servicing rights fair value	(319)	(318)	(1)	0.3
Total mortgage banking income	$8,210	$9,919	$(1,709)	(17.2)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$244	$396	$(152)	(38.4)%
Change in 10-year Treasury Constant Maturity rate in basis points	18	2

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$17,064	$22,349	$(5,285)	(23.6)%
Intersegment gain	138	—	138	100.0
Processing, underwriting and closing fees	2,570	2,618	(48)	(1.8)
Secondary market loan servicing fees net of guarantee fees	2,904	2,674	230	8.6
Changes in mortgage servicing rights fair value	278	(1,259)	1,537	122.1
Total mortgage banking income	$22,954	$26,382	$(3,428)	(13.0)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,078	$1,579	$(501)	(31.7)%
Change in 10-year Treasury Constant Maturity rate in basis points	65	(12)

The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:

The change in the MSRs fair value is consistent with change in the 10-year Treasury Constant Maturity rate, as rising interest rates tend to slow prepayment speeds and increase MSR fair value. The negative change for the three months ended September 30, 2018 reflects reductions from loans paid off being greater than the positive fair value adjustment for the period.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The decrease in residential mortgage originations is primarily due to increased rates and the tight residential real estate market. The following tables provide additional loan production detail:

	Three Months Ended September 30,
	2018		2017
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$227,854	94.8%	$236,644	79.7%
Third Party	12,548	5.2	60,188	20.3
Total	$240,402	100.0%	$296,832	100.0%

Product Type
Conventional	$146,120	60.8%	$176,369	59.4%
Government	56,032	23.3	96,437	32.5
State Housing Agency	11,746	4.9	685	0.2
Jumbo	26,472	11.0	22,976	7.8
Seconds	32	0.0	365	0.1
Total	$240,402	100.0%	$296,832	100.0%

Purpose
Purchase	$203,352	84.6%	$241,689	81.4%
Refinance	32,806	13.6	55,143	18.6
Construction	4,244	1.8	—	—
Total	$240,402	100.0%	$296,832	100.0%

	Nine Months Ended September 30,
	2018		2017
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$583,573	90.6%	$606,473	79.3%
Third Party	60,792	9.4	158,191	20.7
Total	$644,365	100.0%	$764,664	100.0%

Product Type
Conventional	$402,995	62.5%	$443,012	57.9%
Government	151,082	23.4	250,628	32.8
State Housing Agency	28,658	4.4	20,240	2.7
Jumbo	61,598	9.6	50,038	6.5
Seconds	32	0.0	746	0.1
Total	$644,365	100.0%	$764,664	100.0%

Purpose
Purchase	$519,305	80.6%	$610,898	79.9%
Refinance	116,830	18.1	153,766	20.1
Construction	8,230	1.3	—	—
Total	$644,365	100.0%	$764,664	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense decreased to $8.2 million and $23.3 million for the three and nine months ended September 30, 2018 compared to $9.5 million and $25.4 million for the prior year periods. The following tables set forth the components of noninterest:

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$6,019	$6,757	$(738)	(10.9)%
Occupancy and equipment	670	628	42	6.7
Data processing expenses	32	32	—	—
Loan expenses	1,096	1,601	(505)	(31.5)
Marketing	47	12	35	291.7
Postage and printing	29	41	(12)	(29.3)
Professional fees	168	179	(11)	(6.1)
Other expenses	123	207	(84)	(40.6)
Total noninterest expense	$8,184	$9,457	$(1,273)	(13.5)%

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$17,238	$18,420	$(1,182)	(6.4)%
Occupancy and equipment	1,872	1,630	242	14.8
Data processing expenses	59	83	(24)	(28.9)
Loan expenses	2,985	4,078	(1,093)	(26.8)
Marketing	158	133	25	18.8
Postage and printing	109	129	(20)	(15.5)
Professional fees	499	432	67	15.5
Other expenses	400	515	(115)	(22.3)
Total noninterest expense	$23,320	$25,420	$(2,100)	(8.3)%

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

	September 30,	December 31,
	2018	2017
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$12,516	$13,308
Second mortgages and equity lines of credit	914	876
Commercial real estate	391	312
Commercial construction	—	130
Commercial	2,655	3,038
Consumer	259	191
Total nonaccrual loans (1)	16,735	17,855
Other real estate owned:
One- to four-family residential	556	665
Other repossessed assets	116	97
Total nonperforming assets	17,407	18,617
Performing troubled debt restructurings	18,242	20,377
Total nonperforming assets and performing troubled debt restructurings	$35,649	$38,994

Total nonperforming loans to total loans (2)	0.75%	0.81%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.25%	1.45%
Total nonperforming assets to total assets	0.61%	0.69%

(1) $4.6 million and $6.9 million of troubled debt restructurings are included in total nonaccrual loans at September 30, 2018 and December 31, 2017, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in September 30, 2018 and 2017, amounted to $441,000 and $501,000, respectively. Income related to impaired loans included in interest income for the nine months ended September 30, 2018 and 2017, amounted to $1.4 million and $1.8 million, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	September 30,	December 31,
	2018	2017
	(in thousands)

Classified loans:
Substandard	$—	$1,990
Doubtful	1,805	827
Loss	—	—
Total classified loans	1,805	2,817
Special mention	3,599	818
Total criticized loans	$5,404	$3,635

None of the special mention assets at September 30, 2018 and December 31, 2017 were on nonaccrual.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At September 30, 2018, our allowance for loan losses was $19.4 million, or 0.87% of total loans and 116.16% of nonperforming loans. At December 31, 2017, our allowance for loan losses was $18.5 million, or 0.84% of total loans and 103.55% of nonperforming loans. Nonperforming loans at September 30, 2018 were $16.7 million, or 0.75% of total loans, compared to $17.9 million, or 0.81% of total loans, at December 31, 2017. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2018			December 31, 2017
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,655	13.66%	25.42%	$3,275	17.71%	30.98%
Second mortgages and equity lines of credit	481	2.47	4.01	525	2.84	4.07
Residential construction	22	0.11	0.40	100	0.54	0.54
Commercial real estate	9,432	48.53	35.56	7,835	42.38	29.95
Construction	2,012	10.35	5.85	1,910	10.33	5.33
Commercial	2,210	11.37	6.29	2,254	12.19	5.00
Consumer	1,179	6.06	22.47	1,000	5.41	24.12
Total general and allocated allowance	17,991	92.55	100.00%	16,899	91.40	100.00%
Unallocated	1,449	7.45		1,590	8.60
Total	$19,440	100.00%		$18,489	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Allowance at beginning of period	$19,244	$17,181	$18,489	$16,968
Provision for loan losses	632	921	2,326	1,656
Charge offs:
Residential real estate:
One- to four-family	(50)	—	(50)	(126)
Second mortgages and equity lines of credit	—	—	—	(18)
Residential construction
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Commercial	(255)	—	(990)	(134)
Consumer	(209)	(230)	(551)	(790)
Total charge-offs	(514)	(230)	(1,591)	(1,068)

Recoveries:
Residential real estate:
One- to four-family	1	8	7	89
Second mortgages and equity lines of credit	9	2	30	68
Residential construction
Commercial real estate	—	—	—	—
Commercial construction	—	—	—	—
Commercial	1	—	2	16
Consumer	67	51	177	204
Total recoveries	78	61	216	377
Net charge-offs	(436)	(169)	(1,375)	(691)
Allowance at end of period	$19,440	$17,933	$19,440	$17,933
Total loans outstanding (1)	$2,218,145	$2,114,474	$2,218,145	$2,114,474
Average loans outstanding	$2,322,863	$2,109,130	$2,263,502	$2,070,364
Allowance for loan losses as a percent of total loans outstanding (1)	0.87%	0.84%	0.87%	0.84%
Annualized net loans charged off as a percent of average loans outstanding	0.08%	0.03%	0.06%	0.04%
Allowance for loan losses to nonperforming loans	116.16%	91.47%	116.16%	91.47%

(1) Loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

We recorded a provision for loan losses of $632,000 and $921,000 for the three months ended September 30, 2018 and 2017.  For the nine months ended September 30, 2018 and 2017, we recorded a provision for loan losses of $2.3 million and $1.7 million, respectively. The provisions primarily reflect loan loss allocations commensurate with commercial loan growth and other changes in the loan portfolio. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $436,000 for the quarter ended September 30, 2018, or 0.08%, of average loans outstanding on an annualized basis, compared to $169,000 and 0.03% for the quarter ended September 30, 2017. Nonperforming assets were $17.4 million at September 30, 2018 compared to $18.6 million at December 31, 2017 and $20.6 million at September 30, 2017. Nonperforming assets as a percentage of total assets were 0.61% at September 30, 2018, 0.69% at December 31, 2017 and 0.78% at September 30, 2017. The continued improvement in asset quality reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

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

As of September 30, 2018, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was not within our guidelines. HarborOne Bank transferred residential mortgage loans of approximately $105.4 million to loans held for sale at September 30, 2018.  The income simulation model assumes these funds are available to reprice immediately and therefore the interest income simulation results indicated that our exposure over one year to changing interest rates were not within our guideline of 5% for every 100 basis points.  These variances will not be repeated in the fourth quarter as the funds will be redeployed. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

September 30, 2018
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	9.40%
(100)	(5.30)%

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

The table below sets forth, as of September 30, 2018, the estimated changes in the EVE that would result from the designated changes in the Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2018
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$437,770	$11,679	2.7%	16.6%	1.53
0	426,091	—	—	15.1
- 100	388,573	(37,518)	(8.8)	13.5	(1.60)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $35.4 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and loan purchases, the purchase of securities and the purchase of time deposits with other banks, offset by principal collections on loans, proceeds from the sale of securities, proceeds from redemption of time deposits and proceeds from maturing securities and sales of other real estate owned, and pay downs on mortgage-backed securities, was $165.9 million and $158.9 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, FHLB advances and the issuance of subordinated debt was $144.7 million and $200.5 million for the nine months ended September 30, 2018 and 2017, respectively, resulting from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses.

The Bank is subject to various regulatory capital requirements. At September 30, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See Note 14 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At September 30, 2018, we had outstanding commitments to originate loans of $44.1 million and unadvanced funds on loans of $315.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $584.8 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  For additional information on financial instruments with off-balance sheet risk see Note 10 to the unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is included in Part I, Item 2 of this Form 10-Q under the heading “Management of Market Risk.”

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended September 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

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

The Company had no repurchases of its common stock during the three months ended September 30, 2018, under the Plan.

Included in treasury stock purchased were 42,076 shares acquired by the Company in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the employee benefit plan in August 2018.  These shares were not repurchased as part of the publicly announced repurchased plan described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index (in the next section of this report) are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
4.1

Indenture, dated August 30, 2018, by and between HarborOne Bancorp, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on August 30, 2018)

4.2	Form of 5.625% Fixed to Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the Commission on August 30, 2018)
10.1

Form of Subordinated Note Purchase Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 30, 2018)

10.2

Form of Registration Rights Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on August 30, 2018)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: November 9, 2018	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)