Form 10-K
period 2018-12-31
HarborOne Bancorp, Inc.
filed 2019-03-11
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $246,132,000.

As of March 5, 2019 there were 32,560,136 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated April 4, 2019 for the Annual Meeting of Shareholders to be held on May 16, 2019 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part I, Item 1A of this Form 10-K; acquisitions may not produce results at levels or within time frames originally anticipated; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud and natural disasters; changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

PART I

ITEM 1.  BUSINESS

HarborOne Bancorp, Inc.

HarborOne Bancorp, Inc. (hereafter referred to as “we”, “our”, “us”, “HarborOne Bancorp” or the “Company”) is a Massachusetts corporation that was formed in 2016 as part of the reorganization of HarborOne Bank (“HarborOne Bank” or the “Bank”) into a two-tier mutual holding company structure with a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares, the Company’s mutual holding company parent (the “MHC”) and 385,450 shares to The HarborOne Foundation (the “Foundation”), a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering. At December 31, 2018 the Company had total assets of $3.65 billion, deposits of $2.69 billion and shareholders’ equity of $357.6 million on a consolidated basis. The Consolidated Financial Statements included herein include the accounts of the Company, Legion Parkway Company LLC, a security corporation and subsidiary of the Company formed on July 13, 2016, the Bank and the Bank’s wholly-owned subsidiaries including HarborOne Mortgage, LLC (“HarborOne Mortgage”). HarborOne Mortgage was acquired as Merrimack Mortgage Company, LLC on July 1, 2015 and effective April 3, 2018, became HarborOne Mortgage.

On October 5, 2018, the Company completed its acquisition of Coastway Bancorp, Inc., the parent company of Coastway Community Bank, (“Coastway”), adding nine full service branches in Rhode Island. The acquisition included $703.9 million in loans and $476.5 million in deposits, at fair value, and total cash consideration was $119.4 million. Coastway’s charitable foundation was also acquired and was renamed the HarborOne Foundation of Rhode Island.

HarborOne Bancorp, Inc.’s corporate offices are located at 770 Oak Street, Brockton, Massachusetts 02301, and the telephone number is (508) 895-1000.

HarborOne Bank

HarborOne Bank is the largest state-chartered co-operative bank in New England. The Bank, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Bank provides a variety of financial services to individuals and businesses online and through its 24 full-service branches located in Massachusetts and Rhode Island, one limited-service branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. We provide a range of educational services through "HarborOne U," with classes on small business, financial literacy and personal enrichment at classroom sites adjacent to our Brockton and Mansfield locations.

HarborOne Mortgage, LLC, a wholly owned subsidiary of the Bank, is a residential mortgage company headquartered in New Hampshire that maintains 34 offices in Massachusetts, Rhode Island, New Hampshire, Maine and New Jersey, and is also licensed to lend in five additional states.

Employees

As of December 31, 2018, the Company had 658 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.

Available Information

Under Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), HarborOne Bancorp, Inc. is required to file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). The Company electronically files its annual report on Form 10-K, proxy, quarterly reports on Form 10-Q, and current reports on Form 8-K and other reports as required with the SEC. The SEC website www.sec.gov provides access to all forms which have been filed electronically. Additionally, the Company’s SEC filings and additional shareholder information are available free of charge on the Company’s website, www.harborone.com (within the Investor Relations section). Information on our website is not and should not be considered part of this annual report.

The Company’s common stock is traded on the NASDAQ stock market under the symbol “HONE”.

Market Area

HarborOne Bank. HarborOne Bank provides financial services to individuals, families, small and mid-size businesses and municipalities throughout Southeastern Massachusetts and Rhode Island. While our primary deposit-gathering area is concentrated within our branch office communities and surrounding cities and towns, our lending area encompasses the broader market of New England.

Due to our proximity to Boston and Providence, our primary market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several investment and financial services companies. The greater Boston metropolitan area also has many life science and high technology companies employing personnel with specialized skills, which impacts the demand for residential homes, residential construction, office buildings, shopping centers, and other commercial properties in our market area. Communities within our market area include many older residential commuter towns, which function partially as business and service centers.

Massachusetts’ population is projected to grow 3.1%, and Massachusetts household income is projected to grow 11.6%, from 2019 to 2024. Rhode Island’s population is projected to grow 0.73%, and Rhode Island household income is projected to grow 7.5%, over the same timeframe.

HarborOne Mortgage. HarborOne Mortgage maintains 34 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey, and is licensed to lend in five additional states.

Competition

HarborOne Bank.  HarborOne Bank faces significant competition for deposits and loans. Our most direct competition for deposits has historically come from banking institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions, and insurance companies. We also face competition for investors’ funds from money market funds and mutual funds. Many of the banks that operate in our primary market area are owned by large national and regional holding companies, are larger than we are and therefore may have greater resources or offer a broader range of products and services.

Our competition for loans comes from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies, mortgage brokers and the finance arms of auto makers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks and other financial services companies to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Increased competition for deposits and the origination of loans could limit our growth in the future

HarborOne Mortgage. HarborOne Mortgage faces competition for originating loans both directly within the markets in which it operates and from entities that provide services throughout the United States through internet channels. HarborOne Mortgage’s competition comes principally from other mortgage banking firms, as well as from commercial banks, savings institutions and credit unions.

Lending Activities

The scope of the discussion included under “Lending Activities” is limited to lending operations related to loans originated for investment. A discussion of the lending activities related to loans originated for sale is included under “Mortgage Banking Activity.”

Commercial Real Estate Loans.   Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, retail development, manufacturing facilities, warehouse distribution, hospitality and apartment buildings. We currently focus our commercial real estate efforts on small- and mid-size owner occupants and investors in our market area seeking loans between $350,000 and $25.0 million. At December 31, 2018, commercial real estate loans were $934.4 million, or 31.4% of total loans, and consisted of $343.0 million of fixed-rate loans and $591.4 million of adjustable-rate loans.

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

We consider a number of factors when underwriting commercial real estate loans that include projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the profitability and the value of the underlying property, the financial resources and income level of the sponsor and their experience in owning or managing similar properties, and the borrower’s credit history. When circumstances warrant, personal guarantees are obtained from the principals of the borrower on commercial real estate. To monitor cash flows on income properties, we require borrowers and loan guarantors, where applicable, to provide annual financial statements on commercial real estate loans. We also generally require an independent appraisal or valuation, an environmental survey and a property condition report for commercial real estate loans.

In addition to originating these loans, we participate in commercial real estate loans with other financial institutions located primarily in Massachusetts and sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk. See below “Loan Underwriting Risks – Loan Participations.”

At December 31, 2018, the average originated loan balance of our outstanding commercial real estate loans was $3.5 million, and our four largest credits ranged from $14.0 million to $16.0 million. These loans were performing in accordance with their original terms at December 31, 2018. Our largest commercial real estate relationship totaled $34.1 million and consists of loans to finance hotels.

Commercial Loans.  We originate commercial loans and lines of credit to a variety of professionals, sole proprietorships and small- to medium-sized businesses, primarily in Massachusetts and Rhode Island, with sales typically up to $75.0 million and borrowing needs up to $10.0 million, for working capital and other business purposes. In connection with the Coastway acquisition we acquired a small business lending team that will generate small business loans, including loans originated through the U.S. Small Business Administration (“SBA”), which provide a partial government guarantee. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million.

At December 31, 2018, commercial loans were $277.3 million, or 9.3% of total loans, and included $139.2 million in small business loans of which $47.9 million had a partial SBA guarantee. At December 31, 2018, commercial loans consisted of $74.5 million of fixed-rate loans and $202.8 million of adjustable-rate loans.

Commercial loans are originated with either variable or fixed rates of interest. Variable rates are based on a margin over the LIBOR index or tied to the Prime rate as published in The Wall Street Journal, plus a margin. Fixed-rate business loans are generally indexed to a corresponding FHLB rate, plus a margin. Commercial loans typically have shorter maturity terms and higher interest spreads than real estate loans, but generally involve more credit risk because of the type and nature of the collateral. We generally require that our commercial customers maintain a deposit relationship with the Bank.

When making commercial loans, we consider the financial statements and the experience of the borrower, our lending history with the borrower, the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral, primarily accounts receivable, inventory and equipment. Commercial loan amounts are determined based on the capacity for debt service and an evaluation of the age, condition and collectability of the collateral but generally, advance rates for certain asset classes would not exceed 80.0%.

At December 31, 2018, the average originated balance of our outstanding commercial loans was $300,000 and our four largest commercial loan exposures ranged from $5.5 million to $11.1 million. These loans are secured by business assets of the borrower and were performing according to their original terms at December 31, 2018.

Commercial Construction Loans.    We originate commercial construction loans for commercial development projects, including industrial buildings, retail and office buildings and speculative residential real estate. At December 31, 2018, construction loan balances were $161.7 million, or 5.4% of total loans. At December 31, 2018, our commercial construction loan portfolio consisted of $7.4 million in loan balances that were secured by speculative residential real estate loan projects, $135.6 million in loans that were secured by commercial real estate speculative projects and $18.7 million secured by owner occupied commercial real estate projects. At December 31, 2018, unadvanced funds on commercial construction loans was $103.0 million.

Our commercial construction loans generally call for the payment of interest only with interest rates tied to LIBOR or Prime rate as published in The Wall Street Journal, plus a margin. Construction loans for commercial real estate projects can be originated with principal balances of up to $20.0 million, but generally are lower; the average originated principal balance at December 31, 2018 was $5.1 million.  Advances on commercial construction loans are made in accordance with a schedule reflecting the cost of construction and repayment is generally expected from permanent financing upon completion of construction.

At December 31, 2018, our largest outstanding commercial construction loan was $14.5 million, and the average balance of our outstanding commercial construction loans was $2.7 million. This project is secured by a first mortgage to develop an apartment building and was performing according to its original repayment terms at December 31, 2018.

One- to Four-Family Residential Real Estate Loans.    We provide residential real estate loans through HarborOne Mortgage for home purchase or refinancing of existing homes, most of which serve as the primary residence of the owner. At December 31, 2018, residential mortgage loans were $942.7 million, or 31.6% of total loans, and consisted of $846.7 million and $96.0 million of fixed-rate and adjustable-rate loans, respectively. We offer fixed-rate and adjustable-rate residential mortgage loans with terms up to 30 years.

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

The majority of the conforming fixed-rate one- to four-family residential mortgage loans we originate are sold to the secondary market, mainly to Fannie Mae and Freddie Mac, with servicing retained other than for specialized governmental programs that require servicing to be released.  Generally, we hold in our portfolio nonconforming loans, shorter-term fixed-rate loans and adjustable-rate loans.

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

Second Mortgages and Equity Lines of Credit.    We offer second mortgages and equity lines of credit, which are secured by owner-occupied residences. At December 31, 2018, second mortgages and equity lines of credit were $158.1 million, or 5.3% of total loans. Second mortgages are made at fixed interest rates and terms of up to fifteen years. Equity lines of credit have adjustable rates of interest that are indexed to the Prime rate as published in The Wall Street Journal plus or minus a margin, and generally are subject to an interest rate floor, with 10-year draws and repayment terms of between five and 20 years. We offer second mortgages and equity lines of credit with cumulative loan-to-value ratios generally up to 80.0%, when taking into account both the balance of the home equity loan and first mortgage loan. We hold a first mortgage position on the homes that secure second mortgages or equity lines of credit in approximately one-third of the portfolio.

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

Residential Construction Loans.  We originate residential real estate construction loans through HarborOne Mortgage to professional developers, contractors and builders, and to a lesser extent, individuals, to finance the construction of residential dwellings. At December 31, 2018, the balance of residential construction loans was $14.7 million and unadvanced funds were $8.3 million.

Our residential real estate construction loans generally are fixed-rate loans that provide for the payment of interest only during the construction phase, which is usually 12 to 36 months. At the end of the construction phase, the loan may be paid in full or converted to a permanent mortgage loan. Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. Our loan policy dictates a minimum equity contribution by the borrower of 20.0% and a loan-to-value ratio not greater than 80.0% of the appraised market value estimated upon completion of the project. All borrowers are underwritten and evaluated for creditworthiness based on past experience, debt service ability, net worth analysis including available liquidity, and other credit factors. Advances are only made following an inspection of the property confirming completion of the required progress on the project and an update to the title completed by a bank approved attorney.

Auto and Other Consumer Loans.   While we stopped originating indirect auto loans in 2018, we continue to fund indirect auto lease loans for the leasing of new or used automobiles through our relationship with Credit Union Leasing of America, or “CULA”. At December 31, 2018, auto loans were $478.9 million, or 16.1% of total loans and 97.4% of consumer loans. Other consumer loans, consisting primarily of unsecured lines of credit and personal loans, were $12.6 million, or 0.4% of total loans. Auto loans consisted of $384.2 million of auto lease loans, $85.8 million of indirect auto loans and $8.9 million in direct auto loans.

An indirect auto lease is originated when a customer, the lessee, agrees to lease a vehicle where the lessee is guaranteed use of the vehicle over a specified term. The lease payment consists of the monthly depreciation of the vehicle, interest, and if applicable, depending on the state, sales tax. At the end of the lease term, the lessee has the option of returning the vehicle, purchasing it outright for the agreed upon contractual residual value or purchasing the vehicle and financing it by means of a conventional fully amortizing auto loan. The Bank is assigned leases through an agreement with CULA. At the origination of the lease, the car dealership sells the lease and related vehicle to CULA. CULA simultaneously assigns the lease and grants a security interest in the vehicle to the Bank.

Indirect auto lease loans generally have a higher rate of return than indirect auto loans because interest rates on leases are higher, the lease loans tend to last for the full term of the lease, and lessees typically have higher credit scores. Lease terms vary between 12 and 60 months, but typically average 36 to 39 months in duration.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Purchases and Sales.    Loan originations come from a number of sources. The primary source of loan originations are our loan originators, and to a lesser extent, local mortgage brokers and third party originators of residential loans, advertising and referrals from customers. We occasionally purchase participation interests in commercial real estate loans and commercial business loans. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily the portion of loans that exceed our borrowing limits or are in an amount that is considered prudent to manage our credit risk.

Our current practice is generally (1) to sell to the secondary market newly originated 15-year or longer term conforming fixed-rate residential mortgage loans and (2) to hold in our portfolio nonconforming loans, shorter-term fixed-rate loans, jumbo loans and adjustable-rate residential mortgage loans. Our decision to sell loans is based on prevailing market interest rate conditions and interest rate risk management. Loans are sold to third parties with servicing either retained or released.

For the years ended December 31, 2018 and 2017, we originated loans of $1.51 billion and $1.73 billion of loans, respectively. During the same periods, we sold $977.4 million and $1.16 billion of loans, respectively.

Mortgage Banking Activity.    We originate residential mortgage loans through HarborOne Mortgage. For the year ended December 31, 2018, HarborOne Mortgage originated $866.9 million in mortgage loans. HarborOne Mortgage sells loans on both a servicing-released and a servicing-retained basis. HarborOne Mortgage has contracted with a third party to service the loans for which it retains servicing. HarborOne Bank purchases residential mortgage loans for portfolio from HarborOne Mortgage. These purchases generally consist of short term fixed-rate mortgages, adjustable-rate mortgages and nonconforming mortgages. The Bank’s decision to purchase loans from HarborOne Mortgage is based on prevailing market interest rate conditions, interest rate risk management and balance sheet management.

Our overall margin can be affected by the mix of both loan type (conventional loans versus governmental) and loan purpose (purchase versus refinance). Conventional loans include loans that conform to Fannie Mae and Freddie Mac standards, whereas governmental loans are those loans guaranteed or insured by the federal government, such as a Federal Housing Authority or a Veterans’ Administration loan.

Loan Underwriting Risks

Commercial Real Estate Loans.    Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. In addition, our commercial borrowers may have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. If we are forced to foreclose on a commercial real estate property due to default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans.    Commercial loans also involve a greater degree of risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flows of the borrower's business, although small business loans originated through the SBA program include a partial guarantee.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Participations.    We cultivate relationships with other financial institutions to mitigate the risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. We purchase participation interests in larger balance loans from other financial institutions generally in our market area. Such participations are evaluated with the same level of due diligence and care as loans we originate. The participations are underwritten, reviewed for compliance, and approved in accordance with our underwriting policies and criteria. We actively monitor the performance of such loans and periodically receive updated financial statements of the borrower from the lead lender in accordance with loan reporting requirements and covenant testing. These loans are subjected to regular internal reviews in accordance with our loan policy.

We also participate in a commercial lending network operated by BancAlliance. As of December 31, 2018, total exposure for this program was $18.1 million comprising 15 credits. All but one of these relationships were performing in accordance with their payment terms. The BancAlliance substandard loan is a $1.3 million loan that is on nonaccrual and under a forbearance agreement. At December 31, 2018, the outstanding balances of commercial loan participations purchased outside of the BancAlliance network totaled $9.2 million. We also participate in commercial real estate loans that totaled $142.2 million and commercial construction loans that totaled $53.7 million at December 31, 2018.

We sell loan participations in the ordinary course of business when a loan originated by us exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. We were the lead bank in commercial real estate loans of $277.4 million, commercial construction loans of $46.5 million and commercial loans of $7.3 million with participation balances sold that totaled $111.1 million, $28.8 million and $1.0 million, respectively, at December 31, 2018. As compared to December 31, 2017, this represents an increase of $40.7 million in commercial real estate participations sold, a $14.0 million increase in commercial construction participations sold, and an increase of $1.0 million in commercial participations sold.

Loan Approval Procedures and Authority.    Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by our board of directors and management. Our board of directors has granted loan approval authority to certain executive officers. Commercial loans in excess of any officer's individual authority must be approved by a lending committee comprised of several executive officers. Commercial loans in excess of the lending committee authority must be approved by the board of directors or by the executive committee, which is comprised of our president and chief executive officer and three independent members of our Board of Directors. Commercial loans in excess of the "in-house limit" must be approved by the board of directors. The executive committee of the board of directors reviews all commercial loan requests greater than $1.0 million and commercial real estate loan requests greater than $3.0 million. All mortgage and commercial real estate loans to any single borrower that exceed $7.5 million and commercial loans that exceed $3.0 million must be approved by the board of directors.

Loans-to-One Borrower Limit.    The maximum amount that the Bank may lend to one borrower and the borrower's related entities is generally limited, by statute, to 20.0% of the Bank's capital, which is defined under Massachusetts law as the sum of the Bank's capital stock, surplus account and undivided profits. At December 31, 2018, the Bank's regulatory limit on loans-to-one borrower was $63.4 million. At that date, our largest lending relationship totaled $34.1 million and was comprised of four loans to finance hotels. These loans were performing in accordance with their original repayment terms at December 31, 2018. Our internal loans-to-one borrower limit is $38.5 million.

Investment Activities

General.    At December 31, 2018, securities totaled $254.0 million. The securities portfolio consists of U.S. government and government sponsored enterprise obligations, residential mortgage-backed securities and collateralized mortgage obligations, state, county and municipal bonds and small business administration asset-backed securities. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors reviews and approves our investment policy annually. Authority to make investments under the approved investment policy guidelines is delegated to our president or our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. We classify the majority of our securities as available-for-sale.

We have legal authority to invest in various types of securities, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank (“FHLB”), certificates of deposit of federally insured institutions and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. While we have the authority under applicable law to invest in marketable equity securities and derivative securities, we had no investments in such securities at December 31, 2018.

Investment Securities.  At December 31, 2018 our securities portfolio consisted of the following:

U.S. Government and Government-Sponsored Enterprise Obligations. At December 31, 2018, we had U.S. government and government-sponsored enterprise securities totaling $28.0 million, which constituted 10.8% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

U.S. Government and Government-Sponsored Mortgage-Backed and Collateralized Mortgage Obligations, or “CMOs”. At December 31, 2018, we had mortgage-backed securities and CMOs totaling $151.7 million, which constituted 59.7 % of our securities portfolio. Mortgage-backed securities and CMOs are securities issued in the secondary market that are collateralized by pools of residential mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multi-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as the Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by the Government National Mortgage Association, or “Ginnie Mae,” a U.S. government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

U.S. Small Business Administration Asset-Backed Securities. At December 31, 2018, we had investments in participation certificates issued and guaranteed by the U.S. Small Business Administration totaling $52.6 million.

Tax Exempt Municipal Bonds. At December 31, 2018, we had $22.1 million invested in issues of a diversified municipal bond portfolio. All but one of these bonds are rated in the top four tiers in terms of credit ratings by Moody’s and S&P and the lowest rated bond is rated A1 by Moody’s and is in the amount of $633,000.

In addition to our securities portfolio, we also have investments in FHLB stock and bank-owned life insurance.

FHLB Stock. In connection with our borrowing activities, we held common stock of the FHLB totaling $25.0 million at December 31, 2018. The FHLB common stock is carried at cost and classified as a restricted equity security. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. At December 31, 2018, our balance in bank-owned life insurance totaled $44.6 million and was issued by four highly rated insurance companies.

Sources of Funds

General.    Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.    At December 31, 2018, total deposits were $2.69 billion. Deposits are attracted from within our market area by sales efforts of our retail branch network, municipal department and commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses and municipalities operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for small businesses. We also offer remote deposit capture products for business customers to meet their online banking needs. Additionally, the Bank has a municipal banking department that provides core depository services to local municipalities. At December 31, 2018, municipal deposits totaled $255.1 million and consisted of relationships with over 40 cities and towns. The Bank also participates in a reciprocal deposit program that provides access to FDIC insured deposit products in aggregate amounts exceeding the current insurance limits for depositors. At December 31, 2018, total reciprocal deposits were $110.4 million and included $105.3 million of municipal deposits.

The Bank utilizes a deposit listing service which targets institutional funds throughout the country. We generally prohibit the withdrawal of our listing service deposits prior to maturity. Also, when rates and terms are favorable, the Bank supplements the customer deposit base with brokered deposits. At December 31, 2018, we had $28.1 million of institutional deposits and $77.5 million of brokered deposits, which represented 3.7% of total deposits at December 31, 2018 with such funds having a weighted average remaining term to maturity of 7.5 months. In a rising rate environment, we may be unwilling or unable to pay a competitive rate. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings, which could increase our cost of funds and negatively impact our interest rate spread, financial condition and results of operations.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings.    At December 31, 2018, total borrowings were $553.7 million. Borrowings consist of short-term and long-term obligations from the FHLB and subordinated debentures issued in 2018.  The Bank is a member of the FHLB Boston which provides access to wholesale funding to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and portions of our loan portfolio identified under a blanket lien, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At December 31, 2018, based on available collateral and our ownership of FHLB stock, we had access to additional FHLB advances of up to $404.3 million. All of our borrowings from the FHLB are secured by a blanket lien on residential real estate and certain other loans.

The Share Insurance Fund of the Co-operative Central Bank provides for borrowings for liquidity purposes and is available to all co-operative member banks. Loan advances will generally be made on an unsecured basis provided that the aggregate loan balance is less than 5.0% of total deposits of the member bank; the member bank's primary capital ratio is in excess of 5.0%; the member bank meets the required CAMELS rating; and the quarterly and year-to-date net income before extraordinary items is positive. At December 31, 2018, we had $5.0 million of borrowing capacity with the Co-operative Central Bank, none of which was outstanding.

In August 2018, we issued $35.0 million in fixed to floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023 at which time the interest resets quarterly to an interest rate per annum equal to the three month LIBOR plus 278 basis points. The notes are carried on the consolidated balance sheet net of issuance costs of $1.2 million, which are being amortized over the period to maturity date.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 75.0% of the carrying value of indirect auto loans with an amortized balance amounting to $70.6 million of which no amount was outstanding at December 31, 2018.

Supervision and Regulation

General

The Bank is a Massachusetts stock co-operative bank and a wholly-owned subsidiary of the Company, a Massachusetts corporation that is a holding company. The Company is a registered bank holding company. As a bank holding company, the Company is subject to regulation, examination and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the “BHCA,” and the Massachusetts Commissioner of Banks under Massachusetts law.

As a Massachusetts-chartered cooperative bank, the Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks under Massachusetts law. The Bank’s Rhode Island branches are also subject to regulation, supervision and examination by the Rhode Island Department of Business Regulation, Division of Banking, or the “RI Division of Banking.” The Bank’s deposits are insured up to applicable limits by the FDIC and by the Share Insurance Fund established by Massachusetts General Laws for amounts in excess of the FDIC insurance limits. The Bank must also comply with consumer protection regulations issued by the Consumer Financial Protection Bureau, or the “CFPB,” as enforced by the FDIC. Additionally, under the Dodd-Frank Act, the Federal Reserve may directly examine the subsidiaries of a bank holding company, including the Bank.

The federal and state regulatory framework applicable to bank holding companies and their subsidiaries is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of other creditors or shareholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve or the United States Congress, could have a material adverse impact on the Company and the Bank’s financial condition and results of operations.

Set forth below are certain material regulatory requirements that are applicable to the Bank and the Company. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Regulation of the Company

General. The Company is a bank holding company within the meaning of the BHCA. As such, the Company is subject to regulation, supervision and examination by the Federal Reserve, which has the authority, among other things, to order bank holding companies to cease and desist from unsafe or unsound banking practices; to assess civil money penalties; and to order termination of non-banking activities or termination of ownership and control of a non-banking subsidiary by a bank holding company.

Source of Strength. Under the BHCA, as amended by the Dodd-Frank Act, the Company is required to serve as a source of financial strength for the Bank. This support is required at times when the Company may not have the resources to provide support to the Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Activities. The BHCA prohibits a bank holding company, without prior approval of the Federal Reserve, from acquiring all or substantially all the assets of a bank; acquiring control of a bank; merging or consolidating with another bank holding company; or acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, the acquiring bank holding company would control more than 5% of any class of the voting shares of such other bank or bank holding company.

The BHCA also prohibits a bank holding company from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks. However, a bank holding company may engage in and may own shares of companies engaged in certain activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks.

Limitations on Acquisitions of Company Common Stock. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would constitute the acquisition of control of a bank holding company.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company; controls in any manner the election of a majority of directors or trustees of the bank or bank holding company; or the Federal Reserve has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company.

Regulation of the Bank

General. The Bank is subject to regulation, supervision and examination by the FDIC, the Massachusetts Commissioner of Banks and the RI Division of Banking. The FDIC, the Massachusetts Commissioner of Banks and the RI Division of Banking have the authority to issue orders to banks under their supervision to cease and desist from unsafe or unsound banking practices and violations of laws, regulations, or conditions imposed by, agreements with, or commitments to, the Massachusetts Commissioner of Banks and the RI Division of Banking. The Massachusetts Commissioner of Banks and the RI Division of Banking are also empowered to assess civil money penalties against companies or individuals who violate banking laws, orders or regulations.

Deposit Insurance. The deposit obligations of the Bank are insured by the FDIC’s Deposit Insurance Fund, or the “DIF,” up to $250,000 per depositor. The Federal Deposit Insurance Act, or the “FDIA,” as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to take steps as may be necessary to cause the ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio, to reach 1.35% by September 30, 2020, and it mandates that the reserve ratio designated by the FDIC for any year may not be less than 1.35%. Further, the Dodd-Frank Act required that, in setting assessments, the FDIC offset with credits the effect of the increase in the minimum reserve ratio from 1.15% to 1.35% on banks with less than $10 billion in assets.

To satisfy these requirements, in 2016, the FDIC’s Board of Directors approved a final rule to increase the DIF’s reserve ratio to the statutorily required minimum ratio of 1.35% of estimated insured deposits. The final rule imposes on large banks a surcharge of 4.5 basis points of their assessment base, after making certain adjustments. Large banks, which are generally banks with $10 billion or more in assets, will pay quarterly surcharges in addition to their regular risk-based assessments. Overall regular risk-based assessment rates will decline once the reserve ratio reaches 1.15%. Small banks, such as the Bank, will receive credits to offset the portion of their assessments that help to raise the reserve ratio from 1.15% to 1.35%. After the reserve ratio reaches 1.38%, the FDIC will automatically apply a small bank’s credits to reduce its regular assessment up to the entire amount of the assessment for each period when the ratio is at or above 1.38 percent.

Deposit premiums are based on assets. To determine its deposit insurance premium, the Bank computes the base amount of its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and the applicable assessment rate. In 2016, the FDIC’s Board of Directors adopted a final rule that changed the manner in which deposit insurance assessment rates are calculated for established small banks, generally those banks with less than $10 billion of assets that have been insured for at least five years. The rule utilizes the CAMELS rating system, which is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk. To determine a bank’s assessment rate, each of seven financial ratios and a weighted average of CAMELS component ratings are multiplied by a corresponding pricing multiplier. The sum of these products is added to a uniform amount, with the resulting sum being an institution’s initial base assessment rate (subject to minimum or maximum assessment rates based on a bank’s CAMELS composite rating). This method takes into account various measures, including an institution’s leverage ratio, brokered deposit ratio, one year asset growth, the ratio of net income before taxes to total assets and considerations related to asset quality. Assessments for established small banks with a CAMELS rating of 1 or 2 range from 1.5 to 16 basis points, after adjustments, while assessment rates for established small banks with a CAMELS composite rating of 4 or 5 range from 11 to 30 basis points, after adjustments. Assessments for established small banks with a CAMELS rating of 3 range from 3 to 30 basis points.

The FDIC has the authority to adjust deposit insurance assessment rates at any time. In addition, under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. For 2018, the FDIC insurance expense for the Bank was $1.6 million.

Co-operative Central Bank and Share Insurance Fund. HarborOne Bank’s deposits are insured up to applicable limits by the FDIC and by the Share Insurance Fund established by Massachusetts General Laws for amounts in excess of the FDIC insurance limits. All Massachusetts-chartered co-operative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures co-operative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge co-operative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category. For 2018, the Bank’s assessment was $492,000, and for 2019, the Bank’s assessment is $220,000.

Acquisitions and Branching. Prior approval from the Massachusetts Commissioner of Banks and the FDIC is required in order for the Bank to acquire another bank or establish a new branch office. Well capitalized and well managed banks may acquire other banks in any state, subject to certain deposit concentration limits and other conditions, pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act. In addition, the Dodd-Frank Act authorizes a state-chartered bank, such as the Bank, to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.

Activities and Investments of Insured State-Chartered Banks. Section 24 of the FDIA generally limits the types of equity investments an FDIC-insured state-chartered bank, such as the Bank, may make and the kinds of activities in which such a bank may engage, as a principal, to those that are permissible for national banks. Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage via financial subsidiaries in certain activities that are permissible for subsidiaries of a financial holding company. In order to form a financial subsidiary, a state-chartered bank must be “well capitalized,” and such banks must comply with certain capital deduction, risk management and affiliate transaction rules, among other requirements.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. However, for institutions that are “well capitalized” and have a CAMELS composite rating of 1 or 2, reciprocal deposits are deducted from brokered deposits. Additionally, depository institutions considered “adequately capitalized” that need regulatory approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits. Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, or the “Growth Act,” which was enacted on May 24, 2018, amends Section 29 of the FDIA to exempt a capped amount of reciprocal deposits from treatment as brokered deposits for certain insured depository institutions. Specifically, the Growth Act provides that reciprocal deposits received by an agent depository institution that places deposits (other than those obtained by or through a deposit broker) with a deposit placement network are not considered to be funds obtained by or through a deposit broker to the extent the total amount of such reciprocal deposits does not exceed the lesser of $5 billion or 20% of the depository institution’s total liabilities. However, a depository institution that is less than well capitalized may not accept or roll over such excluded reciprocal deposits at a rate of interest that is significantly higher than the prevailing rate in its market area or a national rate cap established by the FDIC.

Community Reinvestment Act. The CRA requires the FDIC to evaluate the Bank’s performance in helping to meet the credit needs of the entire community it serves, including low- and moderate-income neighborhoods, consistent with its safe and sound banking operations, and to take this record into consideration when evaluating certain applications. The FDIC’s CRA regulations are generally based upon objective criteria of the performance of institutions under three key assessment tests: (i) a lending test, to evaluate the institution’s record of making loans in its service areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices. Failure of an institution to receive at least a “Satisfactory” rating could inhibit the Bank or the Bancorp from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Bank has achieved a rating of “Outstanding” on its most recent examination. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the performance of the Bank in helping to meet the credit needs of its entire community and to take that record into account in considering certain applications.

Lending Restrictions. Federal law limits a bank’s authority to extend credit to its directors, executive officers and persons or companies that own, control or have power to vote more than 10% of any class of securities of a bank or an affiliate of a bank, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. The Dodd-Frank Act explicitly provides that an extension of credit to an insider includes credit exposure arising from a derivatives transaction, repurchase agreement, reverse repurchase agreement, securities lending transaction or securities borrowing transaction. Additionally, the Dodd-Frank Act requires that asset sale transactions with insiders must be on market terms, and if the transaction represents more than 10% of the capital and surplus of the Bank, be approved by a majority of the disinterested directors of the Bank.

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Bank’s required reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required reserves, in the form of a balance maintained with the Federal Reserve Bank of Boston. The Federal Reserve regulations currently require that reserves be maintained against aggregate transaction accounts except for transaction accounts up to $16.3 million, which are exempt. Transaction accounts greater than $16.3 million up to $124.2 million have a reserve requirement of 3.0%, and those greater than $124.2 million have a reserve requirement of approximately $3.2 million plus 10% of the amount over $124.2 million. The Federal Reserve generally makes annual adjustments to the tiered reserves. The Bank is in compliance with these requirements.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Boston, which is one of the 12 regional Federal Home Loan Banks comprising the FHLB System. Each FHLB serves as a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, HarborOne Bank is required to acquire and hold shares of capital stock in the FHLB. As of December 31, 2018, HarborOne Bank was in compliance with this requirement. Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. HarborOne Bank reviews for impairment based on the ultimate recoverability of the cost basis of the FHLB stock. As of December 31, 2018, no impairment has been recognized.

At its discretion, the FHLB may declare dividends on the stock. In 2016, 2017 and 2018, the FHLB of Boston paid quarterly dividends with an annual yield of 3.63%, 4.14%, and 5.56% respectively. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs also will not cause a decrease in the value of the FHLB stock held by the Bank.

Capital Adequacy and Safety and Soundness

Regulatory Capital Requirements. The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital rules applicable to U.S. banking organizations such as the Bank and the Company. These rules are intended to reflect the relationship between a banking organization’s capital and the degree of risk associated with its operations based on transactions recorded on-balance sheet as well as off-balance sheet items. The Federal Reserve and the FDIC may from time to time require that a banking organization maintain capital above the minimum levels discussed below, due to the banking organization’s financial condition or actual or anticipated growth.

The capital adequacy rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Common equity Tier 1 generally includes common stock and related surplus, retained earnings and, in certain cases and subject to certain limitations, minority interests in consolidated subsidiaries, less goodwill, other non-qualifying intangible assets and certain other deductions. Tier 1 capital generally consists of the sum of common equity Tier 1 elements, non-cumulative perpetual preferred stock, and related surplus and, in certain cases and subject to limitations, minority interests in consolidated subsidiaries that do not qualify as common equity Tier 1 capital, less certain deductions. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities, cumulative perpetual preferred stock, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions represents qualifying total risk-based capital.

Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1 capital, Tier 1 capital and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned one of several categories of risk weights based primarily on relative risk. Under the Federal Reserve’s rules that are applicable to the Company and the FDIC’s capital rules applicable to the Bank, the Company and the Bank are each required to maintain a minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6%, a minimum total capital to risk-weighted assets ratio of 8% and a minimum leverage ratio requirement of 4%. Additionally, subject to a transition schedule, these rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions of more than 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. The capital conservation buffer became fully phased in on January 1, 2019.

Under the FDIC’s prompt corrective action rules, an FDIC-supervised institution is considered well capitalized if it (i) has a total capital to risk-weighted assets ratio of 10.0% or greater; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank is considered well capitalized under this definition.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that its federal bank regulator monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

Current capital rules do not establish standards for determining whether a bank holding company is well capitalized. However, for purposes of processing regulatory applications and notices, the Federal Reserve Board’s Regulation Y provides that a bank holding company is considered “well capitalized” if (i) on a consolidated basis, the bank holding company maintains a total risk-based capital ratio of 10% or greater; (ii) on a consolidated basis, the bank holding company maintains a Tier 1 risk-based capital ratio of 6% or greater; and (iii) the bank holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Board to meet and maintain a specific capital level for any capital measure.

Section 201 of the Growth Act directs the federal bank regulatory agencies to establish a community bank leverage ratio of tangible capital to average total consolidated assets of not less than 8% or more than 10%. The legislation provides that a qualifying community bank, which the legislation defines as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion, that exceeds the community bank leverage ratio shall be considered to have met the generally applicable leverage capital requirements and the generally applicable risk-based capital requirements. In addition, a depository institution that exceeds the community bank leverage ratio will be regarded as having met the capital ratio requirements that are required in order to be considered well capitalized under Section 38 of the FDIA. The federal banking agencies may exclude institutions from availing themselves of this relief based on the institution’s risk profile, taking into account off-balance sheet exposures, trading assets and liabilities, total notional derivatives exposures, and such other factors as the federal banking agencies determine appropriate. The federal banking agencies have proposed a community bank leverage ratio of 9%, which means that qualifying institutions with a community bank leverage ratio exceeding 9% would be eligible for the relief provided by Section 201 of the Growth Act. The federal banking agencies have also proposed excluding from this relief institutions with levels of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets and deferred tax assets exceeding certain levels as well as all advanced approaches banking organizations.

Safety and Soundness Standard. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the federal banking agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order restricting asset growth, requiring an institution to increase its ratio of tangible equity to assets or directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “—Regulatory Capital Requirements” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Dividend Restrictions

The Company is a legal entity separate and distinct from its subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank and the Company’s other subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries through the payment of dividends or otherwise is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.

Restrictions on Bank Holding Company Dividends. The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer. See “—Capital Adequacy and Safety and Soundness–Regulatory Capital Requirements” above.

Restrictions on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. The payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.

Certain Transactions by Bank Holding Companies with their Affiliates

There are various statutory restrictions on the extent to which bank holding companies and their non-bank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with their insured depository institution subsidiaries. The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser. An insured depository institution (and its subsidiaries) may not lend money to, or engage in covered transactions with, its non-depository institution affiliates if the aggregate amount of covered transactions outstanding involving the bank, plus the proposed transaction exceeds the following limits: (i) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution; and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. For this purpose, “covered transactions” are defined by statute to include a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate unless exempted by the Federal Reserve; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company; the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate; securities borrowing or lending transactions with an affiliate that creates a credit exposure to such affiliate; or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate. Covered transactions are also subject to certain collateral security requirements. Covered transactions as well as other types of transactions between a bank and a bank holding company must be on market terms and not otherwise unduly favorable to the holding company or an affiliate of the holding company. Moreover, Section 106 of the Bank Holding Company Act Amendments of 1970 provides that, to further competition, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Consumer Protection Regulation

The Bank and the Company are subject to federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, or the “FACT Act,” the GLBA, the Truth in Lending Act, or “TILA,” the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve examines the Bank for compliance with CFPB rules and enforces CFPB rules with respect to the Bank.

Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of TILA as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable-rate mortgages. The Growth Act included provisions that ease certain requirements related to mortgage transactions for certain small institutions, which are generally those with less than $10 billion in total consolidated assets.

Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its clients with an initial and annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information unless otherwise provided in such policies and procedures. However, an annual disclosure is not required to be provided by a financial institution if the financial institution only discloses information under exceptions from GLBA that do not require an opt out to be provided and if there has been no change in its privacy policies and practices since its most recent disclosure provided to consumers. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of client information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any client. The Bank is also required to send a notice to clients whose “sensitive information” has been compromised if unauthorized use of the information is “reasonably possible.” Most states, including the states in which the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. In addition, Massachusetts has promulgated data security regulations with respect to personal information of Massachusetts residents. Pursuant to the FACT Act, the Bank has developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering

The Bank Secrecy Act. Under the Bank Secrecy Act, or “BSA,” a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the U.S. Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for any transaction or series of transactions that involve at least $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the “USA PATRIOT Act,” which amended the BSA, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act, financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

OFAC. The U.S. has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control, or “OFAC,” take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial or other transactions relating to a sanctioned country, or with certain designated persons and entities; (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons); and (iii) restrictions on certain transactions with or involving certain persons or entities. Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Company.

Federal Securities Laws

Our common stock is registered with the SEC under Section 12(b) of the securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart Our Business startups Act of 2012. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, and an exemption from having outside auditors attest as to our internal control over financial reporting. In addition, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

We could be an emerging growth company for up to five years from when the Company went public. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering in 2016, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.

ITEM 1A.  RISK FACTORS

Before deciding to invest in us or deciding to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose some or all of your investment.

Commercial real estate and commercial loans carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

We intend to continue our focus on prudently growing our commercial real estate and commercial loan portfolio. At December 31, 2018, our commercial real estate loan portfolio was $934.4 million, or 31.4% of total loans, and our commercial loan portfolio was $277.3 million, or 9.3% of total loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. Also, many of our borrowers or related groups of borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses which would in turn adversely affect our operating results and financial condition. Further, if we foreclose on the collateral, our holding period for the collateral may be longer than for one- to four-family real estate loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs.

The unseasoned nature of our commercial real estate and commercial loan portfolio may result in changes to our estimates of collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

Our commercial real estate loan portfolio increased to $934.4 million at December 31, 2018 from $655.4 million at December 31, 2017, and our commercial loan portfolio increased to $277.3 million at December 31, 2018 from $109.5 million at December 31, 2017, in part due to our acquisition of Coastway. A large portion of our commercial real estate and commercial loan portfolio is unseasoned and does not provide us with a significant payment or charge-off history pattern from which to judge future collectability. Currently we estimate potential charge-offs using peer data adjusted for qualitative factors specific to us. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience or current estimates, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of our commercial or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios.

Our commercial and residential construction loans are subject to various lending risks depending on the nature of the borrower’s business, its cash flow and our collateral.

At December 31, 2018, our commercial construction loan portfolio was $161.7 million, or 5.4% of total loans, and our residential construction loan portfolio consisted of $14.7 million, or 0.5% of total loans. Our construction loans are based upon estimates of costs to construct and the value associated with the completed project. These estimates may be inaccurate due to the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, making it relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of construction costs is inaccurate, we may be required to advance additional funds to complete construction. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Environmental liability associated with commercial lending could result in losses.

In the course of business, we may acquire, through foreclosure or other similar proceedings, properties securing loans we have originated that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of this remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties as a result of their condition. These events could have an adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by credit risks associated with residential property.

At December 31, 2018, one- to four-family residential real estate loans were $942.7 million, or 31.6% of total loans. One- to four-family residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Residential loans with combined higher loan-to-value ratios are more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. For those home equity loans and lines of credit secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property. For these reasons, we may experience higher rates of delinquencies, default and losses on our home equity loans.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is composed of loans secured by property located in the greater Boston metropolitan area and, to a lesser extent, the greater Providence metropolitan area. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income, level of non-performing loans and the allowance for loan losses. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. For more information about our market area, see the sections entitled “Business of HarborOne Bank—Market Area” and “—Competition.”

An increase in interest rates or changes in the secondary mortgage market may reduce our mortgage banking revenues, which would negatively impact our non-interest income.

We sell residential mortgage loans in the secondary market, which provides a significant portion of our non-interest income. We generate mortgage banking revenues primarily from gains on the sale of mortgage loans to investors on a servicing-released and retained basis. We also earn interest on loans held for sale while they are awaiting delivery to our investors. In a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues. In addition, to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family mortgage loans and potentially increased investor yield requirements for those loans. These conditions may fluctuate or even worsen in the future or during a prolonged period of secondary market illiquidity. We believe our ability to retain mortgage loans at the levels generated by the mortgage division is limited. Furthermore, our results of operations are affected by the amount of non-interest expenses associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

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

At December 31, 2018, our allowance for loan losses was $20.7 million, or 0.69% of total loans, compared to $18.5 million, or 0.84% of total loans, at December 31, 2017. The decrease in the allowance for loan losses as a percent of total loans outstanding was due to the addition of Coastway loans, as loans acquired are recorded at fair value and have no corresponding allowance for loan losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for many of our loans. In determining the amount of the allowance for loan losses, we review our loans, loss and delinquency experience, and commercial and commercial real estate peer data and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance, which could materially decrease our net income.

In addition, our regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to increase the allowance for loan losses by recognizing additional provisions for loan losses charged to income, or to charge-off loans, which, net of any recoveries, would decrease the allowance for loan losses. Any such additional provisions for loan losses or charge-offs could have a material adverse effect on our financial condition and results of operations.

Our portfolio of indirect auto lending and auto lease lending exposes us to increased credit risks.

Historically, we originated auto loans through a network of auto dealers in Massachusetts and Rhode Island, a practice that we discontinued in April 2018. We also originated auto lease loans through our relationship with Credit Union Leasing of America, or “CULA.” We expect to continue to originate auto lease loans. At December 31, 2018, our indirect auto loan portfolio was $85.8 million, or 2.9% of total loans, and our indirect auto lease loan portfolio was $384.2 million, or 12.9% of total loans. Auto loans and auto lease loans are inherently risky as they are often secured by assets that may be difficult to locate and can depreciate rapidly. In some cases, repossessed collateral for a defaulted auto loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Auto loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Additional risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through non-bank channels, namely automobile dealers.

We depend on our relationship with Credit Union Leasing of America to grow our auto lease loan portfolio.

While we stopped originating indirect auto loans, we continue to fund indirect auto lease loans for the leasing of new or used automobiles through our relationship with CULA. At December 31, 2018, $384.2 million, or 12.9% of our total loan portfolio, consisted of auto lease loans. While these loans are originated through a network of dealers in Massachusetts and Rhode Island, CULA assigns the auto lease loans to us. We plan to continue to originate auto lease loans through our relationship with CULA. If our relationship with CULA were terminated, or if CULA determined to change its business model, that could impede our ability to grow our auto lease loan portfolio, and thus have an adverse effect on our financial condition and results of operations.

A portion of our portfolio consists of loan participations, which may have a higher risk of loss than loans we originate because we are not the lead lender and we have limited control over credit monitoring.

We occasionally purchase loan participations. Although we underwrite these loan participations consistent with our general underwriting criteria, loan participations may have a higher risk of loss than loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a loan participation and loan loss provisions associated with a loan participation is made in part based upon information provided by the lead lender. A lead lender also may not monitor a participation loan in the same manner as we would for loans that we originate.  At December 31, 2018, we held loan participation interests in commercial real estate, commercial and commercial construction loans totaling $223.2 million.

Changes in interest rates may hurt our results of operations and financial condition.

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

While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates may still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate and sell loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

Hedging against interest rate exposure may adversely affect our earnings.

We employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our loans held for sale, originated interest rate locks and our mortgage servicing asset. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions. These techniques may include purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into other mortgage-backed derivatives. There are, however, no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	The duration of the hedge may not match the duration of the related liability;
•	The party owing money in the hedging transaction may default on its obligation to pay;
•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or
•	Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

We may be unable to attract, hire and retain qualified key employees, which could adversely affect our business prospects, including our competitive position and results of operations.

Our success is dependent upon our ability to attract, hire and retain highly skilled individuals. There is significant competition for those individuals with the experience and skills required to conduct many of our business activities. We may not be able to hire or retain the key personnel that we depend upon for our success. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact or our business because of their skills, knowledge or the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We may not be able to successfully implement our strategic plan.

Our growth is essential to improving our profitability, and we expect to continue to incur expenses related to the implementation of our strategic plan, including hiring initiatives and the opening of new branches. We may not be able to successfully implement our strategic plan, or do so in the timeframe that we expect, and therefore may not be able to increase profitability in the timeframe that we expect or at all, and could experience a decrease in profitability.

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

Failure to attain expected synergies related to the Coastway acquisition could reduce our future earnings per share.

The success of our acquisition of Coastway will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the business of HarborOne Bank with Coastway Bank. It is possible that we will not be able to achieve expected synergies related to the acquisition or do so in the timeframe that we expect. Further, we may incur unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, any of which could have a material adverse effect on the results of operations and financial condition of the Company. If unexpected costs are incurred, the merger may not be as accretive as expected or could even have a dilutive effect on our earnings per share.

Impairment of goodwill and/or intangible assets could require a charge to earnings,  which could adversely affect us.

When the purchase price of an acquired business exceeds the fair value of its tangible assets, the excess is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2018, we had goodwill and other intangible assets of $78.5 million, consisting of $13.4 million of goodwill in connection with the acquisition of HarborOne Mortgage in 2015, and $56.4 million of goodwill and $8.3 million in core deposit intangibles in connection with the Coastway acquisition. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We may be required to take impairment charges in the future, which would have a negative effect on our shareholders’  equity and financial results.

Our efficiency ratio is high, and we anticipate that it may remain high, as a result of the ongoing implementation of our business strategy.

Our noninterest expense totaled $120.1 million and $109.4 million for the years ended December 31, 2018 and 2017, respectively. Although we continue to analyze our expenses and pursue efficiencies where available, our efficiency ratio remains high as a result of our implementation of our business strategy. Our efficiency ratio was 86.43% and 84.83% for the years ended December 31, 2018 and 2017, respectively. If we are unable to successfully implement our business strategy and increase our revenues, our profitability could be adversely affected.

An increase in FDIC or Co-operative Central Bank insurance assessments could significantly increase our expenses.

The Dodd-Frank Act eliminated the maximum Deposit Insurance Fund ratio of 1.5% of estimated deposits, and the FDIC has established a long-term ratio of 2.0%. The FDIC has the authority to increase assessments in order to maintain the Deposit Insurance Fund ratio at particular levels. In addition, if our regulators issue downgraded ratings of the Bank in connection with their examinations, the FDIC could impose significant additional fees and assessments on us. All Massachusetts-chartered cooperative banks are required to be members of the Co-operative Central Bank, which maintains the Share Insurance Fund that insures cooperative bank deposits in excess of federal deposit insurance coverage. The Co-operative Central Bank is authorized to charge cooperative banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Increases in assessments by either the FDIC or the Co-operative Central Bank could significantly increase our expenses.

The loss of deposits or a change in deposit mix could increase our cost of funding.

Our deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. In addition, we face pressure from the Co-operative Central Bank, our excess deposit insurer, to reduce excess deposits. We can reduce excess deposits by allowing deposits to run off. We can also reduce excess deposits by converting deposits at the Bank into multiple deposits at other financial institutions through our participation in a reciprocal deposit program. Reducing our excess deposits by allowing deposits to run off reduces our overall level of deposits, and increases the extent to which we may need to rely in the future on other, more expensive sources for funding, including Federal Home Loan Bank advances, which reduces our net income. Shifting excess deposits into the reciprocal deposit program may also result in higher funding costs, which also reduces our net income.

Our funding sources may prove insufficient to allow us to meet our obligations, replace depositor withdrawals or support future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Liquidity is also required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, and operating expenses and capital improvements. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances and proceeds from the sale of investments and loans. Our ability to manage liquidity will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

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

We are a community bank and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area. As a community bank, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or by events beyond our control, our business and operating results may be adversely affected.

Our banking business is highly regulated, which could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

We are subject to regulation and supervision by the Federal Reserve, and the Bank is subject to regulation and supervision by the Massachusetts Commissioner of Banks and the FDIC. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on stock repurchases and dividend payments. The FDIC and the Massachusetts Commissioner of Banks have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the Federal Reserve possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we and HarborOne Bank may conduct business and obtain financing.

Because our business is highly regulated, the laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. See the section entitled “Supervision and Regulation” for a discussion of the regulations to which we are subject.

We are subject to capital and liquidity standards that require banks and bank holding companies to maintain more and higher quality capital and greater liquidity than has historically been the case.

We became subject to new capital requirements in 2015. These new standards force bank holding companies and their bank subsidiaries to maintain substantially higher levels of capital as a percentage of their assets, with a greater emphasis on common equity as opposed to other components of capital. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, may at some point limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital by issuing additional shares of common stock, which may dilute shareholder value or limit our ability to pay dividends or effect stock repurchases.

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

Most of the securities in our portfolio are classified as available-for-sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the impairment is deemed to be other-than-temporary, or “OTTI.” For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. A decline in the market value of our securities portfolio could adversely affect our earnings.

We may need to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by our regulators to maintain adequate levels of capital to support our operations, which may result in our need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by the Massachusetts Commissioner of Banks or the Federal Reserve, we may be subject to adverse regulatory action.

If we raise capital through the issuance of additional of common stock or other securities, it would dilute the ownership interests of existing shareholder and may dilute the per share value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders.

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

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, or “FASB,” the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

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

Holders of our subordinated notes have rights that are senior to those of our common shareholders. We have supported a portion of our growth through the issuance of subordinated notes.

At December 31, 2018, we had aggregate principal amount of $35.0 million in subordinated notes. Payments of the principal and interest on the subordinated notes are senior to our shares of common stock. As a result, we must make payments on our subordinated notes before any dividends can be paid to our common shareholders. In addition, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made on our common stock.

Acquisitions may disrupt our business and dilute shareholder value.

We regularly evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;
•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•	potential exposure to unknown or contingent tax or other liabilities of the target company;
•	exposure to potential asset quality problems of the target company;
•	potential volatility in reported income associated with goodwill impairment losses;
•	difficulty and expense of integrating the operations and personnel of the target company;
•

the risk that acquired business will not perform in accordance with management’s expectations based on its inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential disruptions to our business;
•	potential diversion of our management’s time and attention; and
•	the possible loss of key employees and customers of the target company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At December 31, 2018, we conducted business throughout our Southeastern New England network of 24 full-service branches, one limited service branch,  and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. In addition, we have administrative offices in Brockton, Massachusetts, and Warwick, Rhode Island, in which HarborOne Mortgage also has offices and own five ATM locations.  HarborOne Mortgage, LLC, a subsidiary of HarborOne Bank maintains 34 offices in Massachusetts,

Rhode Island, New Hampshire, Maine and New Jersey.  We own 18 and lease 48 of our properties.  At December 31, 2018, the total net book value of our land, buildings, furniture, fixtures and equipment was $57.0 million.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)The Company’s shares of common stock are traded on the NASDAQ Global Select Market under the symbol “HONE”.  The approximate number of shareholders of record of the Company’s common stock as of March 4, 2019 was 1,437.  The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Stock Performance Graph

The Company’s shares of common stock began trading on the NASDAQ Global Select Market on June 30, 2016.  Accordingly, no comparative stock performance information is available for periods ending prior to this date.  The performance graph below compares the Company’s cumulative shareholder return on its common stock since inception of trading on June 30, 2016 to the cumulative total return of the Russell 2000 index of small capitalization companies and the SNL U.S. Thrift Composite comprising thrifts with total assets of $1.0 billion to $5.0 billion.  The initial offering price of the Company’s shares was $10.00 per share, however the graph below depicts the cumulative return on the stock since inception of trading at $12.99 per share on June 30, 2016.  Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period.  The return is based on the initial investment of $100.00.  The information provided under Item 12 hereto is incorporated herein by reference.

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

The following chart depicts the total return performance of the Company:

Total Return Performance
HarborOne Bank
Russell 2000 Index
SNL Thrift $1B-$5B Index
Index Value
200
150
100
50
07/01/16
12/31/16
12/31/17
12/31/18

	Period Ending
Index	07/01/16	12/31/16	12/31/17	12/31/18
HarborOne Bancorp, Inc.	100.00	150.98	149.57	124.04
Russell 2000 Index	100.00	118.18	135.49	88.99
SNL Thrift $1B-$5B Index	100.00	136.19	137.94	69.58

Source : SNL Financial, an offering of S&P Global Market Intelligence

Recent Sales of Unregistered Securities

On August 30, 2018, the Company sold and issued an aggregate principal amount of $35.0 million 5.625% Fixed-to-Floating Rate Subordinated Notes due September 1, 2028 (the “Notes”) to certain institutional accredited investors.  The Notes were offered and sold by the Company to eligible purchasers in a private offering in reliance on the exemption from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, and the provisions of Regulation D thereunder.  The Company used the net proceeds of the offering for general corporate purposes, including improving the liquidity position at the Company and the Bank.

(b) Not applicable.

(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of Shares	Approximate Dollar
			(or Units) Purchased as	Value) of Shares (or
	Total Number		Part of Publicly	Units) that May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Index	Purchased	Paid Per Share	Programs	Plans or Programs
January 1 to January 31, 2018	8,900	$18.88	8,900	—
February 1 to February 28, 2018	15,800	18.61	24,700	—
Total	24,700	$18.71	24,700	1,594,000

The Company adopted a share repurchase program on October 27, 2017. The Company may repurchase up to 1,633,155 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares.  Included in treasury stock purchased were 42,076 shares acquired by the Company in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the employee benefit plan in August 2018.  These shares were not repurchased as part of the publicly announced repurchase plan described above.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial and other data of the Company, as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, set forth below are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere herein.

	December 31,
	2018 (1)	2017	2016	2015	2014
	(in thousands)
Financial Condition Data:
Total assets	$3,653,121	$2,684,920	$2,448,310	$2,163,142	$2,041,879
Cash and cash equivalents	105,521	80,791	50,215	40,652	52,983
Securities available for sale, at fair value	209,293	170,853	136,469	128,541	148,015
Securities held to maturity, at cost	44,688	46,869	47,877	63,579	58,384
Loans held for sale, at fair value(2)	42,107	59,460	86,443	63,797	3,525
Loans receivable, net	2,964,852	2,176,478	1,981,747	1,729,388	1,651,894
Deposits	2,685,061	2,013,738	1,804,753	1,691,212	1,500,115
Borrowings	553,735	290,365	275,119	249,598	329,602
Total equity	357,574	343,484	329,384	190,688	183,458

	Year Ended December 31,
	2018 (1)	2017	2016	2015	2014
	(in thousands)
Selected Operating Data:
Interest and dividend income	$115,708	$90,284	$74,756	$66,800	$61,079
Interest expense	26,778	15,936	13,761	14,575	15,878
Net interest income	88,930	74,348	60,995	52,225	45,201
Provision for loan losses	3,828	2,416	4,172	1,257	2,589
Net interest income, after provision for loan losses	85,102	71,932	56,823	50,968	42,612
Mortgage banking income(2)	30,609	37,195	50,999	20,230	1,433
Gains on sale and calls of securities	5	—	283	295	483
Other noninterest income	18,584	17,339	15,821	14,848	13,694
Noninterest expense	120,093	109,414	114,698	78,014	54,302
Income before income taxes	14,207	17,052	9,228	8,327	3,920
Income tax expense (benefit)	2,813	6,673	3,297	2,559	1,350
Net income	$11,394	$10,379	$5,931	$5,768	$2,570

(1) Reflects the acquisition of Coastway on October 5, 2018.
(2) Reflects the acquisition of Merrimack Mortgage on July 1, 2015. Mortgage loans held for sale were carried at the lower of cost or fair value prior to July 1, 2015.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.39%	0.40%	0.26%	0.27%	0.13%
Return on average equity (ratio of net income to average equity)	3.27	3.09	2.26	3.04	1.38
Interest rate spread(1)	2.99	2.88	2.71	2.50	2.26
Net interest margin(2)	3.22	3.04	2.85	2.61	2.39
Efficiency ratio(3)	86.43	84.83	89.47	88.85	88.99
Average interest-earning assets to average interest-bearing liabilities	124.05	124.78	121.83	115.38	115.72
Average equity to average total assets	11.91	13.00	11.50	8.93	9.40
Asset Quality Ratios:
Non-performing assets to total assets	0.51%	0.69%	0.94%	1.47%	1.87%
Non-performing loans to total loans	0.59	0.81	1.06	1.69	2.12
Allowance for loan losses to non-performing loans	116.62	103.55	80.11	46.56	39.49
Allowance for loan losses to total loans	0.69	0.84	0.85	0.79	0.84
Net loans charged off as a percent of average loans outstanding	0.07	0.04	0.05	0.09	0.20
Capital Ratios for Bancorp:
Common equity Tier 1 to risk weighted assets	9.9%	15.1%	16.2%	10.8%	N/A %
Tier 1 capital to risk weighted assets	9.9	15.1	16.2	10.8	12.2
Total capital to risk weighted assets	11.8	16.0	17.0	11.7	13.1
Tier 1 capital to average assets	8.2	12.5	13.2	8.3	8.9

(1) Represents the difference between the weighted average yield on average interest-earning assets on a fully tax equivalent basis and the weighted average cost of interest-bearing liabilities.
(2) Represents net interest income as a percent of average interest-earning assets on a fully tax equivalent basis.
(3) Represents noninterest expense less other intangible asset amortization expense, divided by the sum of net interest income and noninterest income.

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

Overview

On June 29, 2016, the Company completed its conversion to a two-tier mutual holding company form of organization.  The Company’s principal subsidiary is the Bank. The Bank is a state chartered co-operative bank whose primary subsidiary is a residential mortgage company, HarborOne Mortgage, LLC., acquired on July 1, 2015.

On October 5, 2018, the Company completed its acquisition of Coastway Bancorp, Inc., the parent of Coastway Community Bank (“Coastway”), adding nine full service branches in Rhode Island. The acquisition included $703.9 million in loans and $476.5 million in deposits, at fair value, and total cash consideration was $119.4 million. Coastway’s charitable foundation was also acquired and was renamed the HarborOne Foundation of Rhode Island.

As described in the Notes to Consolidated Financial Statements, we have two reportable segments: HarborOne Bank and HarborOne Mortgage. The Bank segment provides consumer and business banking products and services to individuals, businesses and municipalities. Consumer products include loan and deposit products, and business banking products include loans for working capital, inventory and general corporate use, commercial real estate construction loans, and deposit accounts.  The HarborOne Mortgage segment consists of originating residential mortgage loans primarily for sale in the secondary market and the servicing of those loans.

The HarborOne Bank segment generates the significant majority of our consolidated net interest income and requires the provision for loan losses.  The HarborOne Mortgage segment generates the majority of our noninterest income.  We have provided below a discussion of the material results of operations for each segment on a separate basis for the years ended December 31, 2018, 2017, and 2016 that focuses on noninterest income and noninterest expenses.  We have also provided a discussion of the consolidated operations of the Company, which includes the operations of HarborOne Bank and HarborOne Mortgage, for the same periods.

For additional revenue, net income, assets, and other financial information for each of the Company’s reportable segments, see Part II, Item 8. “Financial Statements and Supplementary Data – Note 25: Segment Reporting.”

Critical Accounting Policies

Certain of our accounting policies, which are important to the portrayal of our financial condition, require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances.  Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.  Our significant accounting policies are discussed in detail in Note 1 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an "emerging growth company" we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our Consolidated Financial Statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. As of December 31, 2018, there is no significant difference in the comparability of the financial statements as a result of the extended transition period.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Allowance for Loan Losses.    The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. The allowance consists of general, allocated and unallocated components. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: the likelihood of default; the loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the Massachusetts Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See Note 7, “Loans” within Notes to Consolidated Financial Statements included in item 8 of this annual report.

Goodwill.     The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition.  Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized.  Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized on a straight-line basis over their estimated lives.  Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment test uses a combined qualitative and quantitative approach.  The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed.  The quantitative impairment test compares book value to the fair value of the reporting unit.    If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment.  The Company’s reporting units are the same as the segments used for segment reporting: the Bank, including the two security corporations and a Rhode Island passive investment corporation; and HarborOne Mortgage.

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

Mortgage Servicing Rights. We recognize the rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights” or “MSRs”.  MSRs are generally recognized when loans are sold and the servicing is retained by us and are recorded at fair value. We base the fair value of our MSRs on a valuation performed by a third-party valuation specialist. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, servicing

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

costs, contractual servicing fee income, and ancillary income. Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Moreover, MSRs are significantly impacted by mortgage rates. Decreasing mortgage rates normally encourage increased mortgage refinancing activity, which reduces the life of the loans underlying the mortgage servicing right, therefore reducing the value of mortgage servicing rights. Changes in the fair value of residential MSRs are reported in “Mortgage banking income”.

Please see the Notes to the Consolidated Financial Statements for additional discussion of accounting policies.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets.    Total assets increased $968.2 million, or 36.1%, to $3.65 billion at December 31, 2018 from $2.68 billion at December 31, 2017. On October 5, 2018, the Company completed the acquisition of Coastway. The transaction included the acquisition of $703.9 million in loans and the assumption of $476.5 million in deposits and $276.8 million in FHLB borrowings, each at fair value. The recording of the transaction resulted in $56.4 million in goodwill and $9.0 million in core deposit intangibles. Also contributing to the total asset growth was organic loan growth, primarily in total commercial loans, that resulted in an increase in gross loans of $88.0 million, excluding the Coastway loans.

Cash and Cash Equivalents.  At December 31, 2018 cash and cash equivalents were $105.5 million, an increase of 30.6% from $80.8 million at December 31, 2017. The increase was primarily due to the acquisition of Coastway.

Loans Held for Sale.    Loans held for sale at December 31, 2018 were $42.1 million, a decrease of $17.4 million from $59.5 million at December 31, 2017, primarily due to a decrease in mortgage origination activity as a result of the rising interest rate environment.

Loans, net.    At December 31, 2018, net loans were $2.96 billion, an increase of $788.4 million, or 36.2%, from $2.18 billion at December 31, 2017, primarily due to the $703.9 million in loans at fair value acquired from Coastway. Gross loans excluding Coastway loans increased $88.0 million, reflecting an increase in commercial real estate loans of $164.7 million, an increase in commercial construction loans of $47.7 million and an increase in commercial loans of $36.9 million, offset by a decrease in residential real estate loans of $123.7 million and a decrease in consumer loans of $37.6 million. The decrease in residential real estate loans reflects the sale of $105.4 million of portfolio loans in the fourth quarter of 2018. The allowance for loan losses was $20.7 million at December 31, 2018 and $18.5 million December 31, 2017.

The following table provides the composition of our loan portfolio at the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$942,659	31.6%	$677,837	31.0%	$677,946	34.1%	$710,969	41.1%	$768,129	46.5%
Second mortgages and equity lines of credit	158,138	5.3	89,080	4.1	92,989	4.7	99,374	5.7	95,465	5.8
Residential construction	14,659	0.5	11,904	0.5	14,317	0.7	9,787	0.6	14,601	0.9
Commercial real estate	934,420	31.4	655,419	30.0	495,801	24.9	265,482	15.3	142,452	8.6
Commercial construction	161,660	5.4	116,739	5.3	44,126	2.2	26,043	1.5	11,524	0.7
Total real estate	2,211,536	74.2	1,550,979	70.9	1,325,179	66.6	1,111,655	64.2	1,032,171	62.5
Commercial	277,271	9.3	109,523	5.0	100,501	5.1	70,472	4.1	47,453	2.9
Consumer:
Auto	94,635	3.2	168,793	7.7	251,867	12.7	334,703	19.3	426,466	25.8
Auto lease loans	384,228	12.9	344,935	15.8	295,533	14.9	197,368	11.4	129,629	7.8
Personal	12,582	0.4	14,092	0.6	15,704	0.7	16,873	1.0	15,968	1.0
Total consumer	491,445	16.5	527,820	24.1	563,104	28.3	548,944	31.7	572,063	34.6
Total loans	2,980,252	100.0%	2,188,322	100.0%	1,988,784	100.0%	1,731,071	100.0%	1,651,687	100.0%
Allowance for loan losses	(20,655)		(18,489)		(16,968)		(13,700)		(13,934)
Net deferred loan origination costs	5,255		6,645		9,931		12,017		14,141
Loans, net	$2,964,852		$2,176,478		$1,981,747		$1,729,388		$1,651,894

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth our loan originations, sales, purchases and principal repayment activities during the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Total loans and loans held for sale at beginning of year (excluding net deferred loan costs)	$2,247,782	$2,075,227	$1,794,868

Loan originations:
Residential real estate:
One- to four-family residential - Bank	69,349	137,192	203,730
One- to four-family residential - HarborOne Mortgage	866,945	1,024,895	1,357,483
Second mortgages and lines of credit	42,214	30,606	36,470
Residential construction	16,775	15,797	17,444
Commercial real estate	233,573	151,048	218,826
Commercial construction	27,234	139,866	68,566
Total mortgage loans on real estate	1,256,090	1,499,404	1,902,519
Commercial	72,047	37,432	45,534
Consumer	176,973	189,057	258,969
Total loans originations	1,505,110	1,725,893	2,207,022

Loan purchases: (1)
Acquired from Coastway:
One- to four-family residential	399,004	—	—
Home equity loans and lines of credit	67,622	—	—
Commercial real estate	114,350	—	—
Commercial	130,832	—	—
Consumer	1,176	—	—
Total acquired from Coastway	712,984	—	—
Commercial real estate	54,224	64,674	57,207
Commercial construction	34,262	6,138	5,500
Commercial	3,453	2,781	11,118
Total loan purchases	804,923	73,593	73,825

Loan sales: (2)
Residential real estate:
One- to four-family residential - Bank	(122,367)	(58,485)	(120,867)
One- to four-family residential - HarborOne Mortgage	(821,089)	(1,049,501)	(1,338,163)
Commercial	(26,712)	(16,600)	(23,650)
Commercial construction	(7,200)	(27,500)	(7,000)
Total mortgage loans on real estate	(977,368)	(1,152,086)	(1,489,680)
Consumer	—	(4,970)	(10,010)
Total loan sales	(977,368)	(1,157,056)	(1,499,690)

Other:
Principal repayments	(432,884)	(353,970)	(411,485)
Net charge-offs	(1,662)	(895)	(904)
Unadvanced funds on originations	(121,888)	(113,725)	(86,712)
Transfer to other real estate owned	(1,654)	(1,285)	(1,697)
Total other	(558,088)	(469,875)	(500,798)
Net loan activity	774,577	172,555	280,359
Total loans and loans held for sale at end of year (excluding net deferred loan costs)	$3,022,359	$2,247,782	$2,075,227

(1) Includes loan purchases and participations by the Bank in loans originated by other financial institutions.
(2) Includes loan sales and participations by other financial institutions in loans originated by the Bank.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth certain information at December 31, 2018 regarding scheduled contractual maturities during the period indicated.  The table does not include any estimate of prepayments. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The following table also sets forth the rate structure of loans scheduled to mature after one year. The amounts shown below exclude net deferred loan fees.

		Second
	One- to	Mortgage
	Four-Family	and Equity
	Residential	Lines of	Residential	Commercial	Commercial			Total
	Real Estate	Credit	Construction	Real Estate	Construction	Commercial	Consumer	Loans
	(in thousands)

Amounts due in:
One year or less	$550	$5,517	$—	$25,317	$20,264	$45,761	$80,594	$178,003
After one year through five years	20,027	35,415	—	333,361	39,749	89,548	405,350	923,450
Beyond five years	922,082	117,206	14,659	575,742	101,647	141,962	5,501	1,878,799
Total	$942,659	$158,138	$14,659	$934,420	$161,660	$277,271	$491,445	$2,980,252
Interest rate terms on amounts due after one year:
Fixed rate	$846,745	$28,045	$14,659	$331,999	$35,248	$70,194	$410,851	$1,737,741
Adjustable-rate	$95,364	$124,576	$—	$577,104	$106,148	$161,316	$—	$1,064,508

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

Securities.    Total investment securities at December 31, 2018 were $254.0 million, an increase of $36.3 million, or 16.7%, from December 31, 2017. The purchase of $67.7 million of securities was partially offset by $28.2 million in prepayments, maturities, calls and amortization of securities. One security in the amount of $1.0 million was sold with a gross realized gain of $5,000. The total security portfolio was 7.0% of total assets as of December 31, 2018 as compared to 8.1% as of December 31, 2017.  The following table provides the composition of our securities available for sale and our securities held to maturity at the dates indicated:

	December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$27,997	$27,541	$17,985	$17,807	$9,983	$9,747
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	136,633	134,945	111,121	110,552	94,656	94,030
SBA asset-backed securities	47,686	46,807	42,558	42,494	32,852	32,692
Total securities available for sale	$212,316	$209,293	$171,664	$170,853	$137,491	$136,469

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$16,749	$16,360	$19,494	$19,431	$22,834	$22,783
SBA asset-backed securities	5,818	5,819	2,991	2,977	—	—
Other bonds and obligations:
State and political subdivisions	22,121	22,527	24,384	25,266	25,043	26,189
Total securities held to maturity	$44,688	$44,706	$46,869	$47,674	$47,877	$48,972

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2018:

			More than One Year		More than Five
	One Year or Less		to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$5,000	3.30%	$22,997	2.95%	$—	0.00%	$27,997	3.01%
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	28,935	2.46	107,698	2.77	136,633	2.70
SBA asset-backed securities	—	—	4,368	1.89	2,987	2.29	40,331	2.88	47,686	2.75
Total debt securities	$—	—%	$9,368	2.64%	$54,919	2.66%	$148,029	2.80%	$212,316	2.76%

Securities held to maturity:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	—	—	16,749	2.64	16,749	2.64
SBA asset-backed securities	—	—	—	—	5,818	2.78	—	—	5,818	2.78
Other bonds and obligations:
State and political subdivisions	—	—	—	—	4,394	2.94	17,727	3.78	22,121	3.61
Total debt securities	$—	—%	$—	—%	$10,212	2.85%	$34,476	3.23%	$44,688	3.14%

Mortgage Servicing Rights.    MSRs are created as a result of our mortgage banking origination activities and accounted for at fair value. At December 31, 2018, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.99 billion. Total MSRs were $22.2 million at December 31, 2018, compared to $21.1 million at December 31, 2017. The $1.1 million increase was primarily due to new MSRs, partially offset by changes in market interest rates and loan repayments.

The following table represents the activity for mortgage servicing rights and the related fair value changes during the periods noted:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Balance, beginning of year	$21,092	$20,333	$12,958
Additions	2,521	2,815	8,505
Changes in fair value due to :
Reductions from loans paid off during the year	(1,795)	(1,686)	(1,779)
Changes in valuation inputs or assumptions	399	(370)	649
Balance, end of year	$22,217	$21,092	$20,333

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The fair value of our mortgage servicing rights is determined by a third party provider that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of mortgage servicing rights at December 31, 2018 and 2017:

	December 31,
	2018	2017
Prepayment speed	9.45%	9.79%
Discount rate	9.32	9.26
Default rate	2.06	2.23

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

Deposits.    Deposits increased $671.3 million, or 33.3%, to $2.69 billion at December 31, 2018 from $2.01 billion at December 31, 2017 and primarily reflects the fair value of deposits acquired from Coastway of $476.5 million. The following table sets forth information concerning the composition of deposits:

	December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Non-interest bearing deposits	$412,906	$264,453	$148,453	56.1%
NOW accounts	143,522	130,543	12,979	9.9
Regular savings	482,085	318,294	163,791	51.5
Money market accounts	529,756	511,883	17,873	3.5
Term certificate accounts	756,045	405,110	350,935	86.6
Retail deposits	2,324,314	1,630,283	694,031	42.6
Municipal deposits	255,120	231,602	23,518	10.2
Wholesale deposits	105,627	151,853	(46,226)	(30.4)
	$2,685,061	$2,013,738	$671,323	33.3%

Reciprocal deposits	$110,437	$174,244	$(63,807)	(36.6)%

The deposit growth, excluding Coastway, was driven by an increase of $256.6 million in retail deposits, $23.5 million in municipal deposits partially offset by a decrease of $85.2 million in wholesale deposits. The increase in retail deposits was primarily due to the increase in retail certificate of deposits, excluding Coastway, of $225.8 million. The Company offered certificate of deposit specials throughout the year at attractive rates. Wholesale deposits includes brokered deposits of $77.5 million and $28.1 million in certificates of deposits from institutional investors. The Bank participates in a reciprocal deposit program that converts deposits at the Bank into multiple deposits at other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits at December 31, 2018 included $110.4 million in reciprocal deposits, including $105.3 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Bank’s core market. During the year ended December 31, 2018, we continued to focus on enhancing our deposit mix in order to better manage our cost of funds and to expand our customer relationships.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the average balances and weighted average rates of our deposit products at the dates indicated:

	Year Ended December 31,
	2018			2017			2016
			Weighted			Weighted			Weighted
	Average		Average	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate	Balance	Percent	Rate
	(dollars in thousands)

Deposit type:
Noninterest-bearing demand	$308,441	13.8%	—%	$249,035	12.9%	—%	$221,212	12.7%	—%
NOW accounts	130,143	5.8	0.07	126,093	6.5	0.06	120,661	6.9	0.06
Regular savings and club	375,436	16.8	0.20	357,777	18.5	0.18	314,304	18.1	0.17
Money market	704,876	31.6	0.96	662,482	34.2	0.58	622,032	35.8	0.45
Certificates of deposit	714,620	32.0	1.82	541,585	27.9	1.18	459,721	26.5	1.15
Total	$2,233,516	100.0%	0.92%	$1,936,972	100.0%	0.57%	$1,737,930	100.0%	0.50%

The following table sets forth our certificates of deposit classified by interest rate as of the dates indicated:

	December 31,
	2018	2017	2016
	(in thousands)

Less than 0.50%	$32,762	$57,827	$76,462
0.50% to 0.99%	26,007	86,847	145,559
1.00% to 1.49%	134,537	261,433	181,007
1.50% to 1.99%	217,563	125,270	117,268
2.00% to 2.99%	477,592	9,887	6,430
3.00% and greater	812	—	—
Total	$889,273	$541,264	$526,726
Less unaccreted acquisition discount	(1,750)
Total, net of discount	$887,523

The following table sets forth the amount and maturities of our certificates of deposit by interest rate at December 31, 2018:

	Period to Maturity
		More than	More than	More than			% of Total
	Less than	One Year to	Two Years to	Three Years	More than		Certificate
	One Year	Two Years	Three Years	to Four Years	Four Years	Total	Accounts
	(dollars in thousands)

Less than 0.50%	$32,492	$269	$1	$—	$—	$32,762	3.68%
0.50% to 0.99%	20,590	4,924	493	—	—	26,007	2.92
1.00% to 1.49%	100,973	16,577	14,058	2,474	454	134,536	15.13
1.50% to 1.99%	167,219	20,293	26,565	3,395	93	217,565	24.47
2.00% to 2.99%	324,856	81,437	43,758	19,133	8,407	477,591	53.71
3.00% and greater	—	812	—	—	—	812	0.09
Total	$646,130	$124,312	$84,875	$25,002	$8,954	$889,273	100.00%
Less unaccreted acquisition discount						(1,750)
Total, net of discount						$887,523

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the maturity of certificates of deposit, excluding brokered deposits, of $100,000 or more as of December 31, 2018:

Maturity Period	Amount
(in thousands)

Three months or less	$140,015
Over three through six months	87,114
Over six months through one year	180,066
Over one year	121,231
Total	$528,426

Borrowings. Total borrowings from the FHLB were $519.9 million at December 31, 2018, an increase of $229.6 million from $290.3 million at December 31, 2017. We assumed $276.8 million in short-term FHLB borrowings in the Coastway acquisition.

In August 2018, the Company issued $35.0 million in fixed to floating rate subordinated notes. The notes bear interest at an annual fixed rate of 5.625% until September 1, 2023 at which time the interest resets quarterly to an interest rate per annum equal to the three month LIBOR plus 278 basis points. The notes are carried on the consolidated balance sheet net of issuance costs of $1.2 million, which are being amortized over the period to maturity date.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated:

	At or For the Year Ended
	December 31,
	2018	2017	2016
	(dollars in thousands)

FHLB Advances:
Balance outstanding at end of year	$519,936	$290,365	$275,119
Average amount outstanding during the year	$291,782	$278,663	$248,678
Maximum outstanding at any month end	$519,936	$310,119	$280,121
Weighted average interest rate during the year	1.88%	1.78%	2.03%
Weighted average interest rate at end of year	2.39%	1.59%	1.82%

Subordinated Debt:
Balance outstanding at end of year	$35,000	$—	$—
Average amount outstanding during the year	$11,890	$—	$—
Maximum outstanding at any month end	$35,000	$—	$—
Weighted average interest rate during the year	6.47%	—%	—%
Weighted average interest rate at end of year	5.63%	—%	—%

Stockholders’ equity. Total stockholders’ equity was $357.6 million at December 31, 2018 compared to $343.5 million at December 31, 2017. The increases from the prior period reflect the Company’s $11.4 million in net income, $4.6 million from stock-based compensation expense and $1.1 million from ESOP shares committed partially offset by unrealized losses on securities available for sale of $1.7 million and $1.3 million in treasury stock repurchases.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

HarborOne Bancorp, Inc. Consolidated

Overview.   Consolidated net income for the year ended December 31, 2018 was $11.4 million compared to net income of $10.4 million for the year ended December 31, 2017.  The 2018 results include merger expenses of $5.1 million and one quarter of normal operating income and expense from acquired Coastway operations, and a $746,000 life insurance death benefit. Items impacting 2017 net income include a $1.2 million reversal of a contingent consideration accrual for the acquisition of HarborOne Mortgage that was settled in the fourth quarter and is included in other income,  an  accrual of $925,000 to freeze the director’s post retirement benefit plan included in other expenses and a charge of $243,000 related to the revaluation of the Company’s net deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act of 2017”), which is included in the income tax provision.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent, or FTE, basis using a federal tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Year Ended December 31,
	2018			2017			2016
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$2,474,644	$107,637	4.35%	$2,165,806	$83,853	3.87%	$1,931,271	$69,867	3.62%
Investment securities (2)	238,580	6,660	2.79	207,071	5,574	2.69	173,131	4,423	2.55
Other interest-earning assets	50,912	1,591	3.12	81,082	1,160	1.43	46,448	777	1.66
Total interest-earning assets	2,764,136	115,888	4.19	2,453,959	90,587	3.69	2,150,850	75,067	3.49
Noninterest-earning assets	160,762			127,548			127,721
Total assets	$2,924,898			$2,581,507			$2,278,571
Interest-bearing liabilities:
Savings accounts	$375,436	755	0.20	$357,777	644	0.18	$314,304	548	0.17
NOW accounts	130,143	86	0.07	126,093	79	0.06	120,661	76	0.06
Money market accounts	704,876	6,762	0.96	662,482	3,843	0.58	622,032	2,804	0.45
Certificates of deposit	645,901	11,800	1.83	466,535	5,545	1.19	449,607	5,188	1.15
Brokered deposits	68,719	1,160	1.69	75,050	851	1.13	10,114	94	0.93
Total interest-bearing deposits	1,925,075	20,563	1.07	1,687,937	10,962	0.65	1,516,718	8,710	0.57
FHLB advances	291,782	5,474	1.88	278,663	4,974	1.78	248,678	5,051	2.03
Subordinated debentures	11,457	741	6.47	—	—	—	—	—	—
Total borrowings	303,239	6,215	2.05	278,663	4,974	1.78	248,678	5,051	2.03
Total interest-bearing liabilities	2,228,314	26,778	1.20	1,966,600	15,936	0.81	1,765,396	13,761	0.78
Noninterest-bearing liabilities:
Noninterest-bearing deposits	308,441			249,035			221,212
Other noninterest-bearing liabilities	39,802			30,179			29,855
Total liabilities	2,576,557			2,245,814			2,016,463
Total equity	348,341			335,693			262,108
Total liabilities and equity	$2,924,898			$2,581,507			$2,278,571
Tax equivalent net interest income		89,110			74,651			61,306
Tax equivalent interest rate spread (3)			2.99%			2.88%			2.71%
Less: tax equivalent adjustment		180			303			311
Net interest income as reported		$88,930			$74,348			$60,995
Net interest-earning assets (4)	$535,822			$487,359			$385,454
Net interest margin (5)			3.22%			3.03%			2.84%
Tax equivalent effect			—			0.01			0.01
Net interest margin on a fully tax equivalent basis			3.22%			3.04%			2.85%
Ratio of interest-earning assets to interest-bearing liabilities	124.05%			124.78%			121.83%

Supplemental information:
Total deposits, including demand deposits	$2,233,516	$20,563		$1,936,972	$10,962		$1,737,930	$8,710
Cost of total deposits			0.92%			0.57%			0.50%
Total funding liabilities, including demand deposits	$2,536,755	$26,778		$2,215,635	$15,936		$1,986,608	$13,761
Cost of total funding liabilities			1.06%			0.72%			0.69%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21% for December 31, 2018 and 35% for all other periods presented.  The yield on investments before tax equivalent adjustments was 2.72%, 2.55% and 2.37% for the years ended December 31, 2018, 2017 and 2016 respectively.

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

	Year Ended December 31,			Year Ended December 31,
	2018 v. 2017			2017 v. 2016
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$11,166	$12,618	$23,784	$8,064	$5,922	$13,986
Investment securities	822	264	1,086	831	320	1,151
Other interest-earning assets	(311)	742	431	503	(120)	383
Total interest-earning assets	11,677	13,624	25,301	9,398	6,122	15,520
Interest-bearing liabilities:
Savings accounts	31	80	111	67	29	96
NOW accounts	3	4	7	3	—	3
Money market accounts	232	2,687	2,919	173	866	1,039
Certificates of deposit	1,654	4,601	6,255	186	171	357
Brokered deposit	(67)	376	309	475	282	757
Total interest-bearing deposits	1,853	7,748	9,601	904	1,348	2,252
FHLB advances	228	272	500	577	(654)	(77)
Subordinated debentures	741	—	741	—	—	—
Total borrowings	969	272	1,241	577	(654)	(77)
Total interest-bearing liabilities	2,822	8,020	10,842	1,481	694	2,175
Change in net interest income	$8,855	$5,604	$14,459	$7,917	$5,428	$13,345

Interest and Dividend Income.    Interest and dividend income increased $25.4 million, or 28.2% in 2018, compared to 2017, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans and rising interest rates. Loan interest income increased $23.8 million to $107.6 million, average loans increased by $308.8 million and the yield increased 48 basis points from a year ago.

Interest Expense.    Compared to 2017, interest expense for the year ended December 31, 2018 increased $10.8 million, or 68.0% to $26.8 million from $15.9 million. The increase reflects an increase in average interest-bearing deposits of 14.0% combined with a 42 basis point increase in cost of deposit funds and an increase in average FHLB borrowings of 4.7% combined with a 10 basis point increase in borrowing costs. The cost of deposit funds was significantly impacted by rising rates in a competitive deposit market. The Company also issued $35.0 million in subordinated debentures in the third quarter of 2018 at annual fixed rate of 5.625%. The rate adjusts quarterly after September 30, 2023. The notes are carried on the balance sheet net of issuance costs of $1.2 million, which are being amortized over the period to maturity as an adjustment to the yield.

Net Interest and Dividend Income.   Compared to 2017, net interest and dividend income for the year ended December 31, 2018 increased $14.6 million, or 19.6%, to $88.9 million from $74.3 million. The tax equivalent net interest spread increased 11 basis points to 2.99% for the year ended December 31, 2018 from 2.88% for the year ended December 31, 2017, and net interest margin on a tax equivalent basis increased 18 basis points to 3.22% for the year ended December 31, 2018 from 3.04% for the year ended December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Segments.  The company has two reportable segments: HarborOne Bank and HarborOne Mortgage.  Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.  The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the years ended December 31, 2018 and 2017, and the increase or decrease in those results.

	HarborOne Bank				HarborOne Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$88,478	$72,495	$15,983	22.0%	$1,018	$1,707	$(689)	(40.4)%
Provision for loan losses	3,828	2,416	1,412	58.4	—	—	—	—
Net interest income, after provision for loan losses	84,650	70,079	14,571	20.8	1,018	1,707	(689)	(40.4)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(375)	(785)	410	52.2	(1,021)	(1,271)	250	19.7
Other	2,024	2,740	(716)	(26.1)	29,981	36,511	(6,530)	(17.9)
Total mortgage banking income	1,649	1,955	(306)	(15.7)	28,960	35,240	(6,280)	(17.8)
Other noninterest income	18,587	17,295	1,292	7.5	2	44	(42)	(95.5)
Total noninterest income	20,236	19,250	986	5.1	28,962	35,284	(6,322)	(17.9)
Noninterest expense	86,586	74,460	12,126	16.3	31,639	34,181	(2,542)	(7.4)
Income (loss) before income taxes	18,300	14,869	3,431	23.1	(1,659)	2,810	(4,469)	(159.0)
Provision (benefit) for income taxes	3,463	7,382	(3,919)	(53.1)	(262)	(998)	736	73.7
Net income (loss)	$14,837	$7,487	$7,350	98.2%	$(1,397)	$3,808	$(5,205)	(136.7)%

HarborOne Bank Segment

Results of Operations for the Years Ended December 31, 2018 and 2017

Net Income.     Bank net income for the year ended December 31, 2018 increased $7.4 million to $14.8 million from $7.5 million for the year ended December 31, 2017.  The increase in net income reflects an increase of $16.0 million in net interest income, an increase of $986,000 in noninterest income, and a decrease in provision for income taxes of $3.9 million partially offset by a $1.4 million increase in provision for loan losses and an increase in noninterest expense of $12.1 million. Results of operations for 2018 include one quarter of income and expense from Coastway.

Provision for Loan Losses.    We recorded a provision for loan losses of $3.8 million for the year ended December 31, 2018 compared to $2.4 million for the year ended December 31, 2017. The provision reflects the continued growth in commercial loans shifting the composition of the loan portfolio to a higher percentage of commercial lending, which requires a higher level of loan loss reserves than loans secured by automobiles and residential property. This was offset by decreased general reserves on residential real estate due to a decrease in balance, excluding loans acquired from Coastway and a decrease in allocated reserves due to charge-offs on impaired loans. For the year ended December 31, 2018, the Bank recorded net charge-offs of $1.7 million compared to $895,000 for the year ended December 31, 2017. Additionally, nonaccrual loans declined modestly to $17.7 million at December 31, 2018 from $17.9 million at December 31, 2017.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Income.  Compared to the year ended December 31, 2017, total noninterest income for the year ended December 31, 2018 increased $986,000, or 5.1%, to $20.2 million from $19.3 million. The following table sets forth the components on non-interest income:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$784	$1,141	$(357)	(31.3)%
Intersegment loss	(206)	—	(206)	(100.0)
Processing, underwriting and closing fees	43	144	(101)	(70.1)
Secondary market loan servicing fees, net of guarantee fees	1,403	1,455	(52)	(3.6)
Changes in mortgage servicing rights fair value	(375)	(785)	410	52.2
Total mortgage banking income	1,649	1,955	(306)	(15.7)%
Deposit account fees	13,500	12,311	1,189	9.7
Income on retirement plan annuities	433	454	(21)	(4.6)
Gain on sale of consumer loans	—	66	(66)	(100.0)
Gain on sale and call of securities	5	—	5	100.0
Bank-owned life insurance income	1,728	1,024	704	68.8
Other	2,921	3,440	(519)	(15.1)
Total noninterest income	$20,236	$19,250	$986	5.1%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,160	$588	$572	97.3%

The primary reasons for the variances within the noninterest income categories shown in the preceding tables are noted below:

The decrease in total mortgage banking income reflects the consolidation of the Bank’s residential lending division into HarborOne Mortgage in April 2018. The gain on sale of mortgage loans includes a $395,000 gain on the residential real estate portfolio loan sale.

The increase in deposit account fees reflects increased debit card interchange income and a higher deposit base.

The increase in bank-owned life insurance reflects the receipt of a death benefit in the amount of $746,000.

The decrease in other income was primarily due to a $1.2 million reversal of contingent consideration for the HarborOne Mortgage earn-out agreement that was recognized in 2017 with no such reversal in 2018, partially offset by an increase of $359,000 in swap fee income.

Noninterest Expense.  Noninterest expense for the year ended December 31, 2018 increased $12.1 million, or 16.3% to $86.6 million from $74.5 million for the year ended December 31, 2017. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$47,312	$41,795	$5,517	13.2%
Occupancy and equipment	10,630	9,526	1,104	11.6
Data processing expenses	6,696	6,044	652	10.8
Loan expenses	1,569	1,460	109	7.5
Marketing	3,111	3,454	(343)	(9.9)
Deposit expenses	1,321	1,349	(28)	(2.1)
Postage and printing	1,310	1,177	133	11.3
Professional fees	2,804	3,264	(460)	(14.1)
Foreclosed and repossessed assets	94	62	32	51.6
Deposit insurance	2,097	1,717	380	22.1
Merger expenses	5,092	—	5,092	100.0
Other expenses	4,550	4,612	(62)	(1.3)
Total noninterest expense	$86,586	$74,460	$12,126	16.3%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

Compensation and benefits increased primarily due to an increase of $3.0 million in salary expense, $1.4 million in incentive expense, a full year of share-based compensation expense resulting in an increase of $1.4 million, partially offset by a decrease in commission expense of $724,000. The increase in salary expense primarily reflects increased headcount and annual salary increases. The decrease in commission expense reflects the consolidation of the Bank’s residential lending division into HarborOne Mortgage.

The increase in occupancy and equipment expense primarily reflects increased software licensing costs and other technology and equipment costs as we invested in technologies to support the Bank’s growth.

The increase in data processing expense primarily reflects increased debit card processing fees due to an increase in accounts with debit cards.

The increase in deposit insurance reflects increased deposit balances.

Fluctuations in marketing expenses and professional fees are generally due to timing and can fluctuate due to strategic efforts.

Merger expenses were recorded as result of the acquisition of Coastway.

Income Tax Provision.    For the year ended December 31, 2018, the Bank recorded an expense of $3.5 million representing an effective tax rate of 18.9%.  For the year ended December 31, 2017, the tax provision expense was $7.4 million representing an effective tax rate of 49.6%. The effective tax rate decrease reflects the impact of the enactment of the Tax Act of 2017.  The Tax Act of 2017 resulted in significant changes to the U.S. tax code, including a reduction in the top corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, as a result of the reduction in tax rate, the Bank revalued its net deferred tax asset as of the enactment date and recorded an additional $2.0 million tax provision in 2017.

HarborOne Mortgage Segment

Results of Operations for the Year Ended December 31, 2018 and 2017.

Net Income.   HarborOne Mortgage recorded a net loss of $1.4 million for the year ended December 31, 2018 as compared to and net income of $3.8 million for the year ended December 31, 2017. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income. For the years ended December 31, 2018 and 2017, noninterest income totaled $29.0 million and $35.3 million, respectively. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$22,368	$29,394	$(7,026)	(23.9)%
Intersegment gain	206	—	206	100.0
Processing, underwriting and closing fees	3,561	3,519	42	1.2
Secondary market loan servicing fees net of guarantee fees	3,846	3,598	248	6.9
Changes in mortgage servicing rights fair value	(1,021)	(1,271)	250	19.7
Total mortgage banking income	$28,960	$35,240	$(6,280)	(17.8)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$1,361	$2,227	$(866)	(38.9)%
Change in 10-year Treasury Constant Maturity rate in basis points	29	(5)

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

For the years ended December 31, 2018 and 2017, HarborOne Mortgage originated $866.9 million and $1.02 billion, respectively of residential mortgage loans. The following tables provide additional loan production detail:

	Year Ended December 31,
	2018		2017
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$805,963	93.0%	$819,905	80.0%
Third Party	60,982	7.0	204,812	20.0
Total	$866,945	100.0%	$1,024,717	100.0%

Product Type
Conventional	$524,526	60.5%	$594,860	58.1%
Government	191,627	22.1	341,266	33.3
State Housing Agency	61,767	7.1	20,240	2.0
Jumbo	88,969	10.3	67,551	6.6
Seconds	56	—	799	0.0
Total	$866,945	100.0%	$1,024,716	100.0%

Purpose
Purchase	$698,893	80.6%	$808,264	78.9%
Refinance	151,443	17.5	216,029	21.1
Construction	16,609	1.9	424	—
Total	$866,945	100.0%	$1,024,717	100.0%

HarborOne Mortgage acquired its primary third party originator, Cumberland Mortgage, in January of 2018 and subsequently discontinued the third party program due to compressing spreads on third party originations. The primary reasons for the significant variances in the noninterest income category shown in the preceding tables are noted below:

Overall, gain on sale of mortgage loans decreased $7.0 million, or 23.9%, due to decreased residential mortgage demand as a result of decreased refinance and purchase activity in 2018 due to higher mortgage interest rates combined with lower home inventory for sale. Included in the gain on mortgage sales was $1.4 million of originated mortgage servicing rights for the year ended December 31, 2018 as compared to $2.2 million for the year ended December 31, 2017.

Processing, underwriting and closing fees increased, due to fee increases partially offset by volume decreases.

Secondary market loan servicing fees, net of guarantee fees increased consistent with an increase in the average balance of the serviced portfolio. The unpaid balance of the servicing portfolio totaled $1.39 billion at December 31, 2018 and 2017.

During the year ended December 31, 2018, the fair value of mortgage servicing rights  decreased $1.0 million as compared to a decrease of $1.3 million in 2017. The 10 year Treasury Constant Maturity rate (“10 year CMT”) increased 29 basis points for the year ended December 31, 2018 as compared to a decrease of 5 basis points for the year ended December 31, 2017. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tends to increase. The negative change for the year despite the higher interest rates reflects reductions from loans paid off being greater than the positive fair value adjustment for the period. At December 31, 2018 and 2017, mortgage servicing rights were $16.3 million and $16.0 million, respectively.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense. Noninterest expense decreased $2.5 million or 7.4%, to $31.6 million for the year ended December 31, 2018 from $34.2 million. The following table sets forth the components on noninterest expense:

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$23,513	$24,851	$(1,338)	(5.4)%
Occupancy and equipment	2,558	2,179	379	17.4
Data processing expenses	93	113	(20)	(17.7)
Loan expenses	3,812	5,421	(1,609)	(29.7)
Marketing	222	141	81	57.4
Postage and printing	147	170	(23)	(13.5)
Professional fees	701	586	115	19.6
Other expenses	593	720	(127)	(17.6)
Total noninterest expense	$31,639	$34,181	$(2,542)	(7.4)%

Generally, HarborOne Mortgage expenses decreased consistent with the decreased mortgage loan volume. Occupancy and equipment expense increased due to expenses related to the conversion to a new mortgage origination system as part of the residential mortgage group integration.

Fluctuations in marketing expenses and professional fees are generally due to timing.

Income Tax Provision.    For the year ended December 31, 2018, HarborOne Mortgage recorded a tax benefit of $262,000 and for the year ended December 31, 2017, a tax benefit of $998,000. The net tax benefit in 2017 was due to a $2.2 million benefit recorded as a result of the revaluation of net deferred tax liabilities, primarily related to mortgage servicing rights, due to the Tax Act of 2017.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

HarborOne Bancorp, Inc. Consolidated

Overview.     Consolidated net income for the year ended December 31, 2017 was $10.4 million compared to net income of $5.9 million for the year ended December 31, 2016. Items impacting 2017 net income include a $1.2 million reversal of a contingent consideration accrual for the acquisition of HarborOne Mortgage that was settled in the fourth quarter and is included in other income,  an  accrual of $925,000 to freeze the director’s post retirement benefit plan included in other expenses and a charge of $243,000 related to the revaluation of the Company’s net deferred tax assets as a result of the enactment of the Tax Act of 2017 which is included in the income tax provision. The 2016 results include a one-time, pre-tax contribution of $4.8 million to establish the Foundation.

Interest and Dividend Income.     Interest and dividend income increased $15.5 million, or 20.8%, in 2017, compared to 2016, primarily reflecting the repositioning of the balance sheet to higher yielding commercial loans. Loan interest income increased $14.0 million to $83.9 million, average loans increased by $234.5 million and the yield increased 25 basis points from a year earlier.

Interest Expense.     Compared to 2016, interest expense for the year ended December 31, 2017 increased $2.2 million, or 15.8%, to $15.9 million from $13.8 million. The increase reflects an increase in average interest-bearing deposits of 11.3% combined with an 8 basis point increase in cost of deposit funds, partially offset by an increase in average FHLB borrowings of 12.1% that was tempered by a 25 basis point decrease in borrowing costs. Borrowing maturities repriced at lower rates during 2017 resulting in the 25 basis point improvement in borrowing costs.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage for the years ended December 31, 2017 and 2016, the increase or decrease in those results.

	HarborOne Bank				HarborOne Mortgage
	Year Ended				Year Ended
	December 31,		Increase (Decrease)		December 31,		Increase (Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$72,495	$59,122	$13,373	22.6%	$1,707	$1,873	$(166)	(8.9)%
Provision for loan losses	2,416	4,172	(1,756)	(42.1)	—	—	—	—
Net interest income, after provision for loan losses	70,079	54,950	15,129	27.5	1,707	1,873	(166)	(8.9)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(785)	(778)	(7)	0.9	(1,271)	(352)	(919)	261.1
Other	2,740	4,857	(2,117)	(43.6)	36,511	47,272	(10,761)	(22.8)
Total mortgage banking income	1,955	4,079	(2,124)	(52.1)	35,240	46,920	(11,680)	(24.9)
Other noninterest income	17,295	16,091	1,204	7.5	44	13	31	238.5
Total noninterest income	19,250	20,170	(920)	(4.6)	35,284	46,933	(11,649)	(24.8)
Noninterest expense	74,460	68,255	6,205	9.1	34,181	41,663	(7,482)	(18.0)
Income before income taxes	14,869	6,865	8,004	116.6	2,810	7,143	(4,333)	(60.7)
Provision (benefit) for income taxes	7,382	2,195	5,187	236.3	(998)	3,076	(4,074)	(132.4)
Net income	$7,487	$4,670	$2,817	60.3%	$3,808	$4,067	$(259)	(6.4)%

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

Total mortgage banking income decreased $2.1 million, or 52.1%, primarily due to a decrease in mortgage loan originations and sales of approximately 50.0% as compared to 2016. The higher mortgage interest rates and tight real estate inventories contributed to the decreased demand for residential real estate loans.

Other noninterest income increased $1.2 million, or 7.5%, primarily due to a $1.2 million reversal of contingent consideration for the HarborOne Mortgage earn-out agreement that was settled in full in the fourth quarter of 2017. The earn-out was settled in anticipation of a consolidation of HarborOne Mortgage and the Bank’s residential mortgage lending division in 2018. In addition, deposit account fees increased $647,000, or 5.6%, primarily due to increased debit card interchange income.

Noninterest Expense.     Noninterest expense for the year ended December 31, 2017 increased $6.2 million, or 9.1%, to $74.5 million from $68.3 million for the year ended December 31, 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Compensation and benefits increased $2.3 million, or 5.9%. Contributing to the increase was a $1.9 million increase in salary expense due to a full year of expense for commercial lending and credit support staff and annual salary increases. Also contributing to the increase was the issuance of equity awards in 2017 that amounted to $1.5 million in expense. The increases were partially offset by a $703,000 decrease in supplemental retirement expense due to additional expenses in 2016 for full vesting of the supplemental retirement for an executive.

Occupancy and equipment increased $963,000, or 11.3%, primarily due to increased software licensing costs and other technology and equipment costs.

Marketing increased $1.0 million, or 42.9%, related to marketing costs to broaden our market reach and brand name recognition.

Professional fees increased $1.2 million, or 59.2%, due to increased consulting and audit and tax expenses.

Other expenses increased $858,000, or 22.8%, and primarily reflects a $925,000 expense accrual to freeze the director postretirement benefit plan.

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

HarborOne Mortgage Segment

Results of Operations for the Year Ended December 31, 2017 and 2016.

Net Income.    HarborOne Mortgage recorded net income $3.8 million for the year ended December 31, 2017 as compared to $4.1 million for the year ended December 31, 2016. The HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.     For the years ended December 31, 2017 and 2016, noninterest income totaled $35.3 million and $46.9 million, respectively. Noninterest income is primarily from mortgage banking income.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

For the years ended December 31, 2017 and 2016, HarborOne Mortgage originated $1.02 billion and $1.36 billion, respectively of residential mortgage loans. The following tables provide additional loan production detail:

	Year Ended December 31,
	2017		2016
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$819,905	80.0%	$1,070,722	78.9%
Third Party	204,812	20.0	286,761	21.1
Total	$1,024,717	100.0%	$1,357,483	100.0%

Product Type
Conventional	$594,860	60.5%	$865,972	63.8%
Government	341,266	22.1	419,794	30.9
State Housing Agency	20,240	7.1	55,867	4.1
Jumbo	67,551	10.3	15,131	1.1
Seconds	799	0.0	719	—
Total	$1,024,716	100.0%	$1,357,483	100.0%

Purpose
Purchase	$808,264	80.6%	$881,381	64.9%
Refinance	216,029	17.5	476,102	35.1
Construction	424	1.9	—	—
Total	$1,024,717	100.0%	$1,357,483	100.0%

Overall, gain on sale of mortgage loans decreased $10.8 million, or 22.8%, due to decreased residential mortgage demand largely as a result of decreased refinance activity in 2017. Included in the gain on mortgage sales was $2.2 million of originated mortgage servicing rights for the year ended December 31, 2017 as compared to $7.4 million for the year ended December 31, 2016. The decrease in originated mortgage servicing rights was due to a decrease in the volume of servicing-retained sales in 2017 due in part to better pricing on servicing-released mortgage sales in 2017.

Processing, underwriting and closing fees decreased $1.1 million, or 23.2%, consistent with the decrease in origination volume.

Secondary market loan servicing fees, net of guarantee fees increased $1.1 million, or 42.9%, due to the increase in loans serviced. At December 31, 2017, the unpaid balance of the servicing portfolio totaled $1.39 billion as compared to $1.21 billion at December 31, 2016.

During the year ended December 31, 2017, the fair value of mortgage servicing rights decreased $1.3 million as compared to a decrease of $352,000 in 2016. The 10 year CMT decreased 5 basis points for the year ended December 31, 2017 as compared to an increase of 18 basis points for the year ended December 31, 2016. The 10 year CMT decreased 50 basis points in the first quarter of 2016 and, despite increasing over the course of the year, the losses recorded during 2016 were not fully recovered. Decreasing interest rates generally result in a decrease in mortgage servicing rights fair value as the assumed prepayment speeds of the underlying mortgage loans tend to increase.  Conversely, as interest rates rise and prepayment speeds slow, mortgage servicing rights fair value tends to increase. At December 31, 2017 and 2016, mortgage servicing rights were $16.0 million and $15.1 million, respectively.

Noninterest Expense.     Noninterest expense decreased $7.5 million, or 18.0%, to $34.2 million for the year ended December 31, 2017 from $41.7 million.

Compensation and benefits decreased $5.0 million, or 16.6%, due to the decrease in closed loan volume in 2017 as compared to 2016 resulting in a decrease in commission expense of $3.8 million. Additionally, HarborOne Mortgage paid $281,000 in incentives and other benefits in 2017 as compared to $1.3 million in 2016.

Occupancy and equipment increased $511,000, or 30.7%, primarily due to a conversion to a new mortgage origination system in anticipation of the integration of HarborOne Mortgage and the Bank’s residential lending group.

Loan expense decreased $2.9 million, or 34.5%, due to the decrease in closed loan volume in 2017 as compared to 2016.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets and troubled debt restructurings at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$12,120	$13,308	$16,456	$25,841	$31,333
Second mortgages and equity lines of credit	1,649	876	1,686	2,386	1,102
Commercial real estate	298	312	—	173	1,241
Commercial construction	—	130	134	136	—
Commercial	3,087	3,038	2,674	558	1,053
Consumer	557	191	230	333	555
Total nonaccrual loans (1)	17,711	17,855	21,180	29,427	35,284
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	556	665	1,767	2,286	2,915
Other repossessed assets	193	97	—	61	11
Total nonperforming assets	18,460	18,617	22,947	31,774	38,210
Performing troubled debt restructurings	17,899	20,377	25,134	24,963	26,814
Total nonperforming assets and performing troubled debt restructurings	$36,359	$38,994	$48,081	$56,737	$65,024

Total nonperforming loans to total loans (2)	0.59%	0.81%	1.06%	1.69%	2.12%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.00%	1.45%	1.96%	2.62%	3.18%
Total nonperforming assets to total assets	0.51%	0.69%	0.94%	1.47%	1.87%

(1) $4.8 million and $6.9 million of troubled debt restructurings are included in total nonaccrual loans at December 31, 2018 and 2017, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the years ended December 31, 2018, 2017 and 2016 amounted to $1.8 million, $2.3 million and $2.7 million, respectively.  If nonperforming and restructured loans had been performing in accordance with their original terms, we estimate the income earned on those loans to be $2.1 million, $2.3 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Classified Assets. Federal regulations require us to review and classify assets on a regular basis. In addition, the FDIC and the Massachusetts Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When management classifies a loan as substandard or doubtful, a specific allowance for loan losses may be established. If management classifies a loan as loss, an amount equal to 100.0% of the portion of the loan classified loss is charged to the allowance for loan losses. The regulations also provide for a “special mention” category, described as loans that do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. We utilize a ten grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	December 31,
	2018	2017	2016
	(in thousands)

Classified loans:
Substandard	$4,398	$1,990	$2,287
Doubtful	1,930	827	387
Loss	—	—	—
Total classified loans	6,328	2,817	2,674
Special mention	30,296	818	261
Total criticized loans	$36,624	$3,635	$2,935

None of the special mention assets at December 31, 2018, 2017 or 2016 were on nonaccrual.  The majority of the increase in special mention loans at December 31, 2018 was caused by a $14.5 million commercial construction loan, a $6.2 million commercial real estate loan and a $4.4 million commercial real estate loan acquired from Coastway, which was downgraded after the acquisition.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

At December 31, 2018, our allowance for loan losses was $20.7 million, or 0.69% of total loans and 116.62% of nonperforming loans. At December 31, 2017, our allowance for loan losses was $18.5 million, or 0.84% of total loans and 103.55% of nonperforming loans. The allowance for loan losses as a percent of total loans outstanding decreased from 0.84% to 0.69% due primarily to the addition of Coastway loans. Loans acquired are recorded at fair value and have no corresponding allowance for loan losses as a result. Nonperforming loans at December 31, 2018 were $17.7 million, or 0.59% of total loans, compared to $17.9 million, or 0.81% of total loans, at December 31, 2017. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

Delinquencies.     The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2018			2017			2016			2015			2014
	Days Past Due			Days Past Due			Days Past Due			Days Past Due			Days Past Due
			90 or			90 or			90 or			90 or			90 or
	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more	30-59	60-89	more
	(in thousands)

Residential real estate:
One- to four-family	$1,283	$4,554	$6,516	$3,269	$1,116	$5,267	$4,955	$1,873	$7,964	$5,779	$419	$9,978	$8,072	$1,455	$14,670
Second mortgages and equity lines of credit	846	237	754	256	110	296	588	190	724	610	164	844	937	645	590
Commercial real estate	—	—	298	—	312	—	—	—	—	—	—	173	—	—	279
Commercial construction	—	—	—	—	—	—	—	—	134	—	—	136	—	—	—
Commercial	34	550	2,575	2	—	260	55	—	387	18	—	—	2,466	39	349
Consumer	2,140	502	457	1,673	364	183	2,081	338	173	2,272	385	193	3,429	532	328
Total	$4,303	$5,843	$10,600	$5,200	$1,902	$6,006	$7,679	$2,401	$9,382	$8,679	$968	$11,324	$14,904	$2,671	$16,216

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	December 31,
	2018			2017			2016			2015			2014
		% of			% of			% of			% of			% of
		Allowance			Allowance			Allowance			Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category		Total	in Category		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,681	12.98%	31.63%	$3,375	18.25%	30.98%	$4,193	24.70%	34.09%	$5,000	36.50%	41.07%	$6,968	50.01%	46.51%
Second mortgages and equity lines of credit	508	2.46	5.31	525	2.84	4.07	770	4.54	4.68	816	5.96	5.74	787	5.65	5.78
Residential construction	50	0.24	0.49	100	0.54	0.54	163	0.96	0.72	105	0.77	0.57	225	1.61	0.88
Commercial real estate	10,059	48.70	31.35	7,835	42.38	29.95	7,150	42.14	24.93	4,365	31.86	15.34	2,628	18.86	8.62
Commercial construction	2,707	13.11	5.42	1,810	9.79	5.33	761	4.49	2.22	476	3.47	1.50	227	1.62	0.70
Commercial	2,286	11.07	9.30	2,254	12.19	5.00	1,920	11.32	5.05	1,454	10.61	4.07	1,095	7.86	2.87
Consumer	1,154	5.59	16.50	1,000	5.41	24.12	780	4.60	28.31	830	6.06	31.71	1,255	9.01	34.64
Total general and allocated allowance	19,445	94.15	100.00%	16,899	91.40	100.00%	15,737	92.75	100.00%	13,046	95.23	100.00%	13,185	94.62	100.00%
Unallocated	1,210	5.85		1,590	8.60		1,231	7.25		654	4.77		749	5.38
Total	$20,655	100.00%		$18,489	100.00%		$16,968	100.00%		$13,700	100.00%		$13,934	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed and generally do not exceed the time frame provided in The Uniform Retail Credit Classification and Account Management Policy. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general, allocated and unallocated components, as further described below.

General component. The general component of the allowance for loan losses is based on historical and peer loss experience adjusted for qualitative factors stratified by our loan segments, each portfolio segment is further segregated by purchased loans not deemed impaired. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans. Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data. Adjustments to loss rates are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2018. The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate – We generally do not originate portfolio loans with a loan-to-value ratio greater than 80 percent without obtaining private mortgage insurance and does not generally grant loans that would be classified as subprime upon origination. We generally have first or second liens on property securing equity lines of credit. Loans in this segment are generally collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this segment.

Residential construction –Residential construction loans include loans to build one- to four-family owner-occupied properties, which are subject to the same credit quality factors as residential real estate loans.

Commercial real estate – Loans in this segment are primarily secured by income-producing properties and owner occupied commercial properties in southeastern New England. The underlying cash flows generated by the properties and operations can be adversely impacted by a downturn in the local economy, which can lead to increased vacancy rates and diminished cash flows, which in turn, could have an effect on the credit quality in this segment. Management obtains financial statements annually and continually monitors the cash flows of these loans.

Commercial construction –Commercial construction loans may include speculative real estate development loans for which payment is derived from lease or sale of the property. Credit risk is affected by cost overruns, time to lease or sell at an adequate price, and market conditions.

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

Allocated component. The allocated component relates to loans that are classified as impaired. Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis. Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring agreement or in the case of certain loans, based on the internal credit rating. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, except for troubled debt restructuring, or “TDR,” we do not separately identify individual consumer loans for impairment evaluation.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a TDR. All TDRs are initially classified as impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

Unallocated component. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. Additionally our unseasoned commercial portfolio and use of peer group data to establish general reserves for the commercial portfolio adds another element of imprecision to management’s estimates.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Allowance at beginning of year	$18,489	$16,968	$13,700	$13,934	$14,529
Provision for loan losses	3,828	2,416	4,172	1,257	2,589
Charge offs:
Residential real estate:
One- to four-family	(50)	(126)	(346)	(860)	(2,223)
Second mortgages and equity lines of credit	—	(18)	(56)	(161)	(352)
Commercial real estate	(94)	—	—	—	(67)
Commercial construction	—	—	—	—	(67)
Commercial	(990)	(134)	(27)	—	(229)
Consumer	(847)	(1,039)	(935)	(1,007)	(949)
Total charge-offs	(1,981)	(1,317)	(1,364)	(2,028)	(3,887)

Recoveries:
Residential real estate:
One- to four-family	1	96	203	358	393
Second mortgages and equity lines of credit	49	70	66	—	—
Commercial real estate	—	—	—	—	—
Commercial construction	—	—	—	—	130
Commercial	14	16	9	7	2
Consumer	255	240	182	172	178
Total recoveries	319	422	460	537	703
Net charge-offs	(1,662)	(895)	(904)	(1,491)	(3,184)
Allowance at end of year	$20,655	$18,489	$16,968	$13,700	$13,934
Total loans outstanding	$2,980,252	$2,188,322	$1,988,784	$1,731,071	$1,651,687
Average loans outstanding	$2,474,644	$2,165,806	$1,931,271	$1,746,346	$1,618,958
Allowance for loan losses as a percent of total loans outstanding	0.69%	0.84%	0.85%	0.79%	0.84%
Annualized net loans charged off as a percent of average loans outstanding	0.07%	0.04%	0.05%	0.09%	0.20%
Allowance for loan losses to nonperforming loans	116.62%	103.55%	80.11%	46.56%	39.49%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

 For the years ended December 31, 2018 and 2017, we recorded a provision for loan losses of $3.8 million and $2.4 million, respectively. This increase primarily reflects loan growth in the commercial real estate, commercial construction and commercial loan portfolios partially offset by decreased general reserves on residential real estate due a decrease in balance, excluding loans acquired from Coastway, and a decrease in allocated reserves due to charge-offs on impaired loans.

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

As of December 31, 2018, net interest income simulation results for the Bank indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

December 31, 2018
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	(1.40)%
(100)	(1.20)%

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

The table below sets forth, as of December 31, 2018, the estimated changes in the net economic value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for the Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At December 31, 2018
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$520,890	$(36,318)	(6.5)%	15.5%	0.18
0	557,208	—	—	15.3	—
- 100	521,931	(35,277)	(6.3)	14.0	(1.24)

(1) Assumes instantaneous parallel changes in interest rates.
(2) EVE Ratio represents EVE divided by the economic value of assets.

Liquidity Management and Capital Resources

Liquidity measures the Company’s ability to meet both current and future financial obligations of a short and long term nature.  Liquidity planning is necessary for the Company to ensure it has the ability to respond to the needs of its customers as well as

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

opportunities for earnings enhancements.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, calls of investment securities and prepayments and sales on loans are greatly influenced by general interest rates, economic conditions and competition.

The Company has both a liquidity and contingent liquidity policy.  The management of both policies is monitored by ALCO which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets.  The projected cash flows are stress tested quarterly to estimate the needs for contingent funding outside of the normal course of business.  To supplement liquidity, the Company has available collateral at the Federal Home Loan Bank of Boston, or FHLB of Boston, Federal Reserve Bank of Boston and Co-operative Central Bank.  At December 31, 2018, the Bank had $404.3 million of additional borrowing capacity available at the FHLB of Boston, $70.6 million at the Federal Reserve Bank of Boston and $5.0 million with the Co-Operative Central Bank.  At December 31, 2018, the Bank had $519.9 million of borrowings outstanding with the FHLB of Boston.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018 cash and cash equivalents totaled $105.5 million.

Net cash provided by operating activities was $61.2 million for the year ended December 31, 2018 compared to $43.9 million of net cash used by operating activities for the year ended December 31, 2017. Our primary investing activities are originating loans and purchasing securities. Net cash used in investing activities was $215.9 million and $237.4 million for the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, we had $197.6 million and $207.8 million, respectively, of loan originations and participation-in loan purchases, net of principal payments. We also sold portfolio loans of $105.8 million and $5.0 million in 2018 and 2017, respectively. During the year ended December 31, 2018, we purchased $67.7 million of securities and received proceeds from the maturities, prepayments and calls totaling $27.7 million. During the year ended December 31, 2017, those amounts were $59.2 million and $25.4 million, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $179.5 million and $224.1 million for the years ended December 31, 2018 and 2017, respectively. The net increase in deposits was $194.9 million for the year ended December 31, 2018 as compared to a net increase of $209.0 million for the prior year.

HarborOne Bank is subject to various regulatory capital requirements. At December 31, 2018, HarborOne Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 21 of the Notes to Consolidated Financial Statements.

At December 31, 2018, we had outstanding commitments to originate loans of $48.0 million and unadvanced funds on loans of $374.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 totaled $646.1 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying Consolidated Balance Sheets. The contract amount of these instruments reflects the extent of involvement we have in these particular classes of financial instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and unadvanced funds on lines-of-credit generally have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 16 of the Notes to Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of contractual obligations aggregated by obligation type at December 31, 2018. FHLB advances payments are assumed to be at call date, subordinated notes are assumed to be a redemption date and certificate of deposits are assumed to occur at maturity.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(in thousands)

FHLB long-term advances	$120,000	$108,750	$199	$987	$229,936
Subordinated debt	—	—	35,000	—	35,000
Certificates of deposit	645,044	210,267	32,212	—	887,523
Operating leases	2,045	2,872	1,821	2,990	9,728
Total contractual obligations	$767,089	$321,889	$69,232	$3,977	$1,162,187

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements, including the notes thereto, and related financial data presented herein have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HarborOne Bancorp, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HarborOne Bancorp, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 11, 2019

HarborOne Bancorp, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2018	2017

Assets
Cash and due from banks	$27,686	$16,348
Short-term investments	77,835	64,443
Total cash and cash equivalents	105,521	80,791

Securities available for sale, at fair value	209,293	170,853
Securities held to maturity, at amortized cost	44,688	46,869
Federal Home Loan Bank stock, at cost	24,969	15,532
Loans held for sale, at fair value	42,107	59,460
Loans	2,985,507	2,194,967
Less: Allowance for loan losses	(20,655)	(18,489)
Net loans	2,964,852	2,176,478
Accrued interest receivable	9,996	6,545
Other real estate owned and repossessed assets	749	762
Mortgage servicing rights, at fair value	22,217	21,092
Property and equipment, net	57,045	24,487
Retirement plan annuities	12,931	12,498
Bank-owned life insurance	44,635	40,446
Deferred income taxes, net	6,727	843
Goodwill and other intangible assets	78,467	13,497
Other assets	28,924	14,767
Total assets	$3,653,121	$2,684,920

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$412,906	$264,453
Interest-bearing deposits	2,194,647	1,675,795
Brokered deposits	77,508	73,490
Total deposits	2,685,061	2,013,738
Short-term borrowed funds	290,000	44,000
Long-term borrowed funds	229,936	246,365
Subordinated debt	33,799	—
Mortgagors' escrow accounts	4,551	5,221
Accrued interest payable	1,611	518
Other liabilities and accrued expenses	50,589	31,594
Total liabilities	3,295,547	2,341,436

Commitments and contingencies (Notes 10, 16 and 17)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,645,161 and 32,662,295 shares issued; 32,563,485 and 32,647,395 shares outstanding at December 31, 2018 and 2017, respectively	327	327
Additional paid-in capital	152,156	147,060
Retained earnings	219,088	207,590
Treasury stock, at cost, 81,676 and 14,900 shares at December 31, 2018 and 2017, respectively	(1,548)	(280)
Accumulated other comprehensive loss	(2,358)	(528)
Unearned compensation - ESOP	(10,091)	(10,685)
Total stockholders' equity	357,574	343,484

Total liabilities and stockholders' equity	$3,653,121	$2,684,920

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share data)	2018	2017	2016

Interest and dividend income:
Interest and fees on loans	$105,432	$81,114	$67,172
Interest on loans held for sale	2,205	2,739	2,695
Interest on taxable securities	5,624	4,404	3,223
Interest on non-taxable securities	856	867	889
Other interest and dividend income	1,591	1,160	777
Total interest and dividend income	115,708	90,284	74,756

Interest expense:
Interest on deposits	20,563	10,962	8,710
Interest on FHLB borrowings	5,474	4,974	5,051
Interest on subordinated debentures	741	—	—
Total interest expense	26,778	15,936	13,761

Net interest and dividend income	88,930	74,348	60,995
Provision for loan losses	3,828	2,416	4,172

Net interest income, after provision for loan losses	85,102	71,932	56,823

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,396)	(2,056)	(1,130)
Other	32,005	39,251	52,129
Total mortgage banking income	30,609	37,195	50,999
Deposit account fees	13,500	12,311	11,664
Income on retirement plan annuities	433	455	436
Gain on sale of consumer loans	—	78	79
Gain on sale and call of securities, net	5	—	283
Bank-owned life insurance income	1,728	1,024	1,088
Other income	2,923	3,471	2,554
Total noninterest income	49,198	54,534	67,103

Noninterest expense:
Compensation and benefits	70,568	66,223	69,073
Occupancy and equipment	13,212	11,715	10,230
Data processing	6,789	6,157	5,867
Loan expenses	5,382	6,881	9,746
Marketing	3,333	3,595	2,599
Deposit expenses	1,320	1,349	1,656
Postage and printing	1,494	1,388	1,284
Professional fees	3,832	4,233	2,710
Prepayment penalties on Federal Home Loan Bank advances	—	—	400
Foreclosed and repossessed assets	95	62	167
Deposit insurance	2,097	1,717	1,466
Charitable foundation contributions	—	—	4,820
Merger expenses	5,092	—	—
Other expenses	6,879	6,094	4,680
Total noninterest expense	120,093	109,414	114,698

Income before income taxes	14,207	17,052	9,228

Income tax provision	2,813	6,673	3,297

Net income	$11,394	$10,379	$5,931

Earnings per common share:
Basic	$0.36	$0.33	N/A
Diluted	$0.36	$0.33	N/A
Weighted average shares outstanding:
Basic	31,574,356	31,228,317	N/A
Diluted	31,574,356	31,228,317	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2018	2017	2016

Net income	$11,394	$10,379	$5,931
Other comprehensive income (loss):

Securities available for sale:
Unrealized holding gains (losses)	(2,212)	211	(951)
Reclassification adjustment for net realized gains	—	—	(283)
Net unrealized gains (losses)	(2,212)	211	(1,234)
Related tax effect	486	(74)	430
Net-of-tax amount	(1,726)	137	(804)

Supplemental director retirement plan:
Reclassification adjustment for amortization of prior service cost and actuarial gains	—	1,162	235
Gain (loss) and prior service cost	—	(146)	(36)
Net unrealized gains	—	1,016	199
Related tax effect	—	(391)	(93)
Net-of-tax amount	—	625	106

Total other comprehensive (loss) income	(1,726)	762	(698)

Comprehensive income	$9,668	$11,141	$5,233

Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the Consolidated Statements of Operations.  The related income tax expense on reclassifications for securities available for sale for the year ended December 31, 2016 was $113,000. Amortization of prior service cost is included in compensation and benefits in the Consolidated Statements of Operations.  The related income tax benefit on reclassification adjustment for amortization of prior service cost for the years ended December 31, 2017 and 2016 was $391,000 and $93,000, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Loss	- ESOP	Equity

Balance at December 31, 2015	—	—	—	191,280	—	(592)	—	190,688

Comprehensive income (loss)	—	—	—	5,931	—	(698)	—	5,233

Issuance of common stock to the mutual holding company	17,281,034	172	—	—	—	—	—	172

Issuance of common stock for initial public offering, net of costs of $3,914	14,454,396	145	140,212	—	—	—	—	140,357

Issuance of common stock to the HarborOne Foundation	385,450	4	3,851	—	—	—	—	3,855

Purchase of 1,187,188 shares by the ESOP	—	—	—	—	—	—	(11,872)	(11,872)

ESOP shares committed to be released (59,359 shares)	—	—	357	—	—	—	594	951

Balance at December 31, 2016	32,120,880	321	144,420	197,211	—	(1,290)	(11,278)	329,384

Comprehensive income	—	—	—	10,379	—	762	—	11,141

ESOP shares committed to be released (59,359 shares)	—	—	550	—	—	—	593	1,143

Restricted stock awards granted	541,415	6	(6)	—	—	—	—	—

Share-based compensation expense	—	—	2,096	—	—	—	—	2,096

Treasury stock purchased	(14,900)	—	—	—	(280)	—		(280)

Balance at December 31, 2017	32,647,395	327	147,060	207,590	(280)	(528)	(10,685)	343,484

Comprehensive income (loss)	—	—	—	11,394	—	(1,726)	—	9,668

Reclassification of stranded effect of tax rate change (Note 1)	—	—	—	104	—	(104)	—	—

ESOP shares committed to be released (59,359 shares)	—	—	503	—	—	—	594	1,097

Restricted stock awards forfeited, net of awards issued	(17,134)	—	—	—	—	—	—	—

Share-based compensation expense	—	—	4,593	—	—	—	—	4,593

Treasury stock purchased	(66,776)	—	—	—	(1,268)	—	—	(1,268)

Balance at December 31, 2018	32,563,485	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016

Cash flows from operating activities:
Net income	$11,394	$10,379	$5,931
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	3,828	2,416	4,172
Net amortization of securities premiums/discounts	534	677	783
Net amortization of net deferred loan costs/fees and premiums	3,418	4,718	6,111
Depreciation and amortization of premises and equipment	3,241	2,892	2,551
Change in mortgage servicing rights fair value	1,396	2,056	1,130
Mortgage and consumer servicing rights capitalized	(2,521)	(2,844)	(8,561)
Amortization of consumer servicing rights	42	54	68
Accretion of fair value adjustment on loans and deposits, net	(1,242)	(295)	(349)
Amortization of intangible assets	706	88	89
Amortization of subordinated debt issuance costs	79	—	—
Gain on sale and call of securities, net	(5)	—	(283)
Bank-owned life insurance income	(1,728)	(1,024)	(1,088)
Income on retirement plan annuities	(433)	(455)	(436)
Gain on sale of portfolio loans	(395)	(36)	(365)
Net loss (gain) on sale and write-down of other real estate owned and repossessed assets	(15)	98	(72)
Deferred income tax benefit	(1,140)	(698)	(1,262)
Issuance of common stock to The HarborOne Foundation	—	—	3,855
ESOP expense	1,097	1,143	951
Share-based compensation expense	4,593	2,096	—
Net change in:
Loans held for sale	26,424	26,983	(22,646)
Other assets and liabilities, net	11,892	(4,373)	5,106
Net cash provided (used) by operating activities	61,165	43,875	(4,315)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	23,833	21,655	25,639
Purchases	(64,691)	(56,163)	(43,708)
Sales	—	—	8,735
Activity in securities held to maturity:
Maturities, prepayment and calls	3,839	3,719	15,373
Purchases	(2,996)	(3,052)	—
Sales	1,015	—	—
Net (purchase) redemption of FHLB stock	(9,437)	217	2,986
Proceeds from life insurance policies	2,215	—	—
Proceeds from sale of portfolio loans transferred to held for sale	105,823	5,007	39,831
Participation-in loan purchases	(91,939)	(73,593)	(73,825)
Loan originations, net of principal payments	(105,671)	(134,233)	(229,631)
Proceeds from sale of other real estate owned and repossessed assets	1,638	2,192	2,349
Additions to property and equipment	(5,545)	(3,186)	(2,138)
Cash paid, net of cash acquired, in business combinations	(73,987)	—	—
Net cash used by investing activities	(215,903)	(237,437)	(254,389)

(continued)

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016

Cash flows from financing activities:
Net increase in deposits	194,865	208,985	113,541
Net change in borrowed funds with maturities less than ninety days	(29,000)	(36,000)	80,000
Proceeds from other borrowed funds and subordinated debt	131,795	91,250	20,025
Repayment of other borrowed funds	(116,254)	(40,004)	(74,504)
Net change in mortgagors' escrow accounts	(670)	187	548
Issuance of common stock	—	—	140,529
Purchase of shares by the ESOP	—	—	(11,872)
Treasury stock purchased	(1,268)	(280)	—
Net cash provided by financing activities	179,468	224,138	268,267

Net change in cash and cash equivalents	24,730	30,576	9,563

Cash and cash equivalents at beginning of year	80,791	50,215	40,652

Cash and cash equivalents at end of year	$105,521	$80,791	$50,215

Supplemental cash flow information:
Interest paid on deposits	$20,423	$10,922	$8,694
Interest paid on borrowed funds	5,227	5,024	5,087
Income taxes paid	2,834	5,561	3,700
Transfer of loans to other real estate owned and repossessed assets	1,654	1,285	1,697
Transfer of loans to loans held for sale	105,823	5,088	—
Supplemental non-cash activities related to acquisition detailed in Note 2:
Fair value of non-cash tangible assets acquired	$771,993	$—	$—
Goodwill and intangible assets	65,348	—	—
Fair value of liabilities assumed	763,354	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

HarborOne Bancorp, Inc. (the “Company”) is a mid-tier stock holding company whose principal subsidiary is HarborOne Bank (the “Bank”). The Bank is a state-chartered co-operative bank whose primary subsidiary is a residential mortgage banking company, HarborOne Mortgage, LLC (“HarborOne Mortgage”). HarborOne Mortgage was acquired as Merrimack Mortgage, LLC on July 1, 2015 and effective April 3, 2018 became HarborOne Mortgage. The Consolidated Financial Statements include the accounts of the Company, the Company’s subsidiaries Legion Parkway Company LLC, a security corporation formed on July 13, 2016 and HarborOne Bank; and the Bank’s wholly-owned subsidiaries.  In addition to HarborOne Mortgage, the Bank has two security corporation subsidiaries and one passive investment subsidiary.  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The Company established Legion Parkway Company LLC for the same purpose.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Nature of Operations

The Company, originally established in 1917 as a state-chartered credit union, converted to a state-chartered co-operative bank on July 1, 2013.  The Company provides a variety of financial services to individuals and businesses through its 24 full-service bank branches in Massachusetts and Rhode Island, one limited-service bank branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island.  HarborOne Mortgage maintains 34 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey and is also licensed to lend in five additional states.

The Company’s primary deposit products are checking, money market, savings and term certificate of deposit accounts while its primary lending products are commercial real estate, commercial, residential mortgages and consumer loans, including indirect automobile lease loans. The Company also originates, sells and services residential mortgage loans primarily through HarborOne Mortgage.

Use of Estimates

In preparing the Consolidated Financial Statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuations of mortgage servicing rights, derivatives, goodwill and deferred tax assets.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting whereby the Company records the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. There is no separate recognition of the acquired allowance for loan losses on the company’s balance sheet as credit related factors are incorporated directly into the fair value of the loans recorded at the acquisition date. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Alternatively, a bargain purchase gain is recorded equal to the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid.

Results of operations of the acquired business are included on the Consolidated Statements of Operations from the effective date of acquisition.

Fair values are subject to refinement for up to a year after the closing date of an acquisition as information relative to closing date fair values becomes available. Adjustments recorded to the acquired assets and liabilities are applied prospectively.

Significant Group Concentration of Credit Risk

The Company has cash and federal fund balances on deposit at correspondent banks that exceed insurable limits.  The Company has not experienced any losses on such amounts.  At December 31, 2018, the Company had a concentration of cash on deposit at the Federal Reserve Bank amounting to $77.8 million.  Most of the Company’s lending activities are with borrowers located within south eastern New England.  The ability and willingness of residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers’ geographic area and real estate values.  Note 7 provides the detail of the Company’s loan portfolio and Note 5 provides the detail of the Company’s investment portfolio.  The Company does not have any significant concentrations to any one industry or customer.

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

Gains or losses on disposition of securities are recorded on the trade date and are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the effective interest method over the terms of the securities, except for premiums on callable securities, which are amortized to the earliest call date.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston.  Based on redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost.  At its discretion, the FHLB may declare dividends on the stock.  The Company reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis.  As of December 31, 2018, no impairment has been recognized.

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

The Company’s acquired loans are recorded at fair value with no carryover of the allowance for loan losses. Net discount on performing loans acquired are recognized as interest income over the remaining life of the loan.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Acquired loans determined to have evidence of deterioration in credit quality and when it is probable, at acquisition, that all contractually required payments will not be collected, are deemed to be purchased credit impaired ("PCI") loans. For PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. The Company monitors actual cash flows to determine any deterioration from those forecasted at the acquisition date, which is evaluated and recorded through the allowance for loan losses.

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

General component

The general component of the allowance for loan losses is based on historical and peer loss experience adjusted for qualitative factors stratified by the Company’s loan segments. Each portfolio segment is further segregated by purchased loans not deemed impaired.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans. Due to the lack of historical loss experience for our commercial real estate and commercial loan portfolio, we utilize peer loss data.    Adjustments to loss rates are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology pertaining to the general component of the allowance for loan losses during the year ended December 31, 2018.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Residential construction –Residential construction loans include loans to build one- to four-family owner-occupied properties, which are subject to the same credit quality factors as residential real estate loans.

Commercial real estate – Loans in this segment are primarily secured by income-producing properties and owner occupied commercial properties in southeastern New England.  The underlying cash flows generated by the properties and operations can be adversely impacted by a downturn in the local economy, which can lead to increased vacancy rates and diminished cash flows, which in turn, could have an effect on the credit quality in this segment.  Management obtains financial statements annually and continually monitors the cash flows of these loans.

Commercial construction –Commercial construction loans may include speculative real estate development loans for which payment is derived from lease or sale of the property.  Credit risk is affected by cost overruns, time to lease or sell at an adequate price, and market conditions.

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

Allocated component

The allocated component relates to loans that are classified as impaired.  Residential real estate, commercial, commercial real estate and construction loans are evaluated for impairment on a loan-by-loan basis.  Impairment is determined by nonaccrual status, whether a loan is subject to a troubled debt restructuring (“TDR”) agreement or in the case of certain loans, based on the internal credit rating.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, except for TDR, the Company does not separately identify individual consumer loans for impairment evaluation.

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

Retirement Plan Annuities

Retirement plan annuities are reflected on the Consolidated Balance Sheets at the face amount of the policies.  Changes in

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

recorded value are reflected in income on retirement plan annuities on the Consolidated Statements of Operations.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Goodwill and Identifiable Intangible Assets

The assets (including identifiable intangible assets) and liabilities acquired in a business combination are recorded at fair value at the date of acquisition.  Goodwill is recognized for the excess of the acquisition cost over the fair values of the net assets acquired and is not subsequently amortized.  Identifiable intangible assets include core deposit premium and non-compete contracts and are being amortized over their estimated lives.  Management assesses the recoverability of goodwill at least on an annual basis and all intangible assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The impairment test uses a combined qualitative and quantitative approach.  The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after this assessment, the Company determines that it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed.  The quantitative impairment test compares book value to the fair value of the reporting unit.    If the carrying amount exceeds fair value, an impairment charge is recorded through earnings.  Management has identified two reporting units for purposes of testing goodwill for impairment.  The Company’s reporting units are the same as the segments used for segment reporting - the Bank, including the two security corporations, one passive investment company, and HarborOne Mortgage. No impairment has been recognized as of December 31, 2018.

Advertising Costs

Advertising costs are expensed as incurred.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws in the period on enactment.  Accordingly, changes resulting from the Tax Act of 2017 enacted on December 22, 2017 have been recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2017 (see Note 15).  A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company elected to early adopt Accounting Standard Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, therefore excess tax benefits or deficiencies are recorded in the consolidated statement of operations as part of the provision for income taxes on a prospective basis.  For interim reporting purposes, the excess tax benefits or deficiencies are recorded as discrete items in the period in which they occur.  In addition, when calculating incremental shares for earnings per share, excess tax benefits are excluded from assumed proceeds.  There was no income tax benefit recorded in the provision for income taxes relating to excess tax benefits on share-based compensation for the years ended December 31, 2018 and 2017.

The Company records uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.  The Company records interest and penalties as part of income tax expense.

Share-based Compensation Plans

The Company’s share-based compensation plans provide for awards of stock options, restricted stock and other stock-based compensation to directors, officers and employees.  The cost of employee services received in exchange for awards of equity instruments is based on the grant-date fair value of those awards.  Compensation cost is recognized over the requisite service period as a component of compensation expense.  The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The Company has elected to recognize forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures).

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

Treasury Stock

Any shares repurchased under the Company’s share repurchase programs were purchased in open-market transactions and are held as treasury stock.  All treasury stock is held at cost.  The Company adopted a share repurchase program on October 27, 2017.  The Company may repurchase up to 1,633,155 shares of the Company’s common stock, or approximately 5% of the Company’s then current

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

issued and outstanding shares. As of December 31, 2018, the Company had repurchased 81,676 shares, including 42,076 shares acquired by the Company in connection with the satisfaction of tax obligations on vested restricted stock issued pursuant to the Stock Option and Incentive Plan in August 2018. These shares were not repurchased as part of the repurchase plan.

Recent Accounting Pronouncements

As an “emerging growth company” (“EGC”) as defined in Title 1 of the Jumpstart Our Business Startups (JOBS) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to non-public companies.  As of December 31, 2018, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s EGC status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815) – Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedging Accounting Purposes. The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, if ASU 2017-12 has already been adopted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Early adoption is permitted in any interim period upon issuance of ASU 2018-16 if a public business entity has adopted ASU 2017-12. The amendments in ASU 2018-16 should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company does not have any derivatives within the scope of the ASU.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  ASU 2018-02 amends ASU Topic 220 and allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017(“Tax Act”)(See Note 15) to eliminate the stranded tax effects resulting from the Tax Act of 2017.  The Company early adopted this amendment in the first quarter of 2018 and reclassified $104,000 from accumulated other comprehensive loss to retained earnings.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This guidance changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. This guidance also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error corrections if a company applies the shortcut method inappropriately.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company does not currently have any hedging derivatives within the scope of the ASU.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For non-public entities, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.  Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management has identified an implementation team that is in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation. The adoption of the ASU may result in an increase in the allowance for loan losses but the magnitude of the increase and its impact has not yet been quantified and depends on economic conditions at the time of adoption.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. For public business entities, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. For non-public business entities, this ASU is effective for annual reporting periods beginning after December 31, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early application is permitted, but only for annual reporting periods beginning after December 15, 2016.  The Bank's primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance.  As a result, adoption will not have a material impact on the Company’s Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

2.BUSINESS COMBINATIONS

Effective October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”), the holding company of Coastway Community Bank, a Rhode Island chartered savings bank headquartered in Warwick, Rhode Island with $835.1 million in total assets, $736.2 million in gross loans and $478.3 million in total deposits. Pursuant to the merger agreement, each share of Coastway common outstanding was converted into the right to receive $28.25 in cash. With this acquisition the Company established a broader market position in Rhode Island and increased its loan and deposit base.

Goodwill in the amount of $56.4 million was recognized in the Coastway acquisition. HarborOne Mortgage acquired their primary third party originator, Cumberland Mortgage, and recorded $327,000 in goodwill. Goodwill recognized in these transactions is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of Coastway as of October 5, 2018 and the fair value adjustments and amounts recorded by the Company in 2018 under the acquisition method of accounting, which are subject to adjustment for up to one year after the merger date:

	Coastway	Fair Value	Fair
	Carrying Value	Adjustment	Value
	(in thousands)

Assets Acquired
Cash and cash equivalents	$45,453	$—	$45,453
Loans held for sale	9,071	—	9,071
Loans, gross	727,148	(23,234)	703,914
Allowance for loan losses	(3,480)	3,480	—
Fixed assets	30,965	(711)	30,254
Core deposit intangible	—	8,952	8,952
Deferred tax assets	1,144	3,114	4,258
Other assets	24,783	(287)	24,496
Total assets acquired	$835,084	$(8,686)	$826,398
Liabilities Assumed
Deposits	$478,336	$(1,814)	$476,522
Borrowings	276,750	—	276,750
Other liabilities	10,082	—	10,082
Total liabilities assumed	765,168	(1,814)	763,354

Net acquired	$69,916	$(6,872)	$63,044
Consideration paid			119,440
Goodwill recognized			$56,396

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The fair value adjustment for loans represents the write-off of $5.4 million of deferred loan costs and the write down of the unpaid principal balance of loans to their estimated fair value based on interest rates and expected cash flows as of the acquisition date, which includes an estimate of expected loan loss inherent in the portfolio. Non-impaired loans had an unpaid principal balance of $716.4 million and a fair value of $698.8 resulting in a $17.5 million fair value adjustment that is accretable in earnings. Purchased credit impaired loans had an unpaid principal balance of $5.4 million and a fair value of $5.1 million.

The core deposit intangible asset represents the value of the core deposit base assumed in the acquisition. The asset was recorded as an identifiable intangible asset and will be amortized over the estimated useful life of the deposit base.

The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.

Pro Forma Information (unaudited)

The Company has determined it is impractical to report the amounts of revenue and earnings of Coastway since the acquisition date.  Due to the integration of operations, the Company does not record revenue and earnings separately.  The revenue and earnings of Coastway’s operations are included in the Consolidated Statement of Operations.

The following table presents selected unaudited pro forma financial information reflecting the acquisition of Coastway assuming the acquisition was completed as of January 1, 2017. The unaudited pro forma financial information includes adjustments for scheduled amortization and accretion of fair value adjustments. These adjustments would have been different if they had been recorded on January 1, 2017, and they do not include the impact of prepayments.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the combined financial results of the Company and the acquisition had the transaction actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

The unaudited pro forma information, for the years ended December 31, 2018 and 2017, set forth below reflects adjustments related to (a) amortization and accretion of purchase accounting fair value adjustments; (b) amortization of core deposit intangibles; and (c) an estimated tax rate of 28 percent. Excluded from the pro forma results of operations for the year ended December 31, 2018 are merger-related costs of $6.7 million, net of tax, recognized by both the Company and Coastway in the aggregate.

The unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing or anticipated cost-savings that could occur as a result of the acquisition.

	Pro Forma (unaudited)
	Year Ended December 31,
	2018	2017
	(in thousands)

Net interest income, after provision for loan losses	$101,117	$91,699
Noninterest income	$54,603	$62,072
Net income	$18,399	$11,544

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

3.CASH AND DUE FROM BANKS

The Company is required to maintain average balances on hand or with the Federal Reserve Bank.  At December 31, 2018 and 2017, reserve balances amounted to $6.0 million and $2.3 million, respectively.

4.SHORT-TERM INVESTMENTS

Short-term investments consist of interest-bearing deposit accounts with balances of $77.8 million and $64.4 million as of December 31, 2018 and 2017, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

5.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

December 31, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$27,997	$71	$527	$27,541
U.S. government agency and government-sponsored residential mortgage-backed securities	105,340	335	1,658	104,017
U.S. government-sponsored collateralized mortgage obligations	31,293	—	365	30,928
SBA asset-backed securities	47,686	106	985	46,807
Total securities available for sale	$212,316	$512	$3,535	$209,293

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$15,025	$63	$481	$14,607
U.S. government-sponsored collateralized mortgage obligations	1,724	29	—	1,753
SBA asset-backed securities	5,818	42	41	5,819
Municipal bonds	22,121	406	—	22,527
Total securities held to maturity	$44,688	$540	$522	$44,706

December 31, 2017:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$17,985	$—	$178	$17,807
U.S. government agency and government-sponsored residential mortgage-backed securities	74,368	132	630	73,870
U.S. government-sponsored collateralized mortgage obligations	36,753	35	106	36,682
SBA asset-backed securities	42,558	102	166	42,494
Total securities available for sale	$171,664	$269	$1,080	$170,853

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$17,452	$97	$214	$17,335
U.S. government-sponsored collateralized mortgage obligations	2,042	54	—	2,096
SBA asset-backed securities	2,991	—	14	2,977
Municipal bonds	24,384	882	—	25,266
Total securities held to maturity	$46,869	$1,033	$228	$47,674

There were no securities pledged as collateral as of December 31, 2018 and 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2018 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$27,997	$27,541	$4,394	$4,462
Over 10 years	—	—	17,727	18,065
	27,997	27,541	22,121	22,527

U.S. government agency and government-sponsored residential mortgage-backed securities	105,340	104,017	15,025	14,607
U.S. government-sponsored collateralized mortgage obligations	31,293	30,928	1,724	1,753
SBA asset-backed securities	47,686	46,807	5,818	5,819

Total	$212,316	$209,293	$44,688	$44,706

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of four to twenty-nine years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Sales
Proceeds (1)	$1,015	$—	$8,735
Gross gains	5	—	242
Gross losses	—	—	—

Calls
Proceeds	$1,025	$400	$15,725
Gross gains	—	—	41
Gross losses	—	—	—

(1) 2018 proceeds include the sale of one held to maturity security due to evidence of significant deterioration of the issuer's creditworthiness.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information pertaining to securities with gross unrealized losses at December 31, 2018 and December 31, 2017 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

December 31, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$527	$17,460
U.S. government agency and government-sponsored residential mortgage-backed securities	55	12,714	1,603	67,060
U.S. government-sponsored collateralized mortgage obligations	—	—	365	30,928
SBA asset-backed securities	—	—	985	36,860
	$55	$12,714	$3,480	$152,308

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$481	$12,938
SBA asset-backed securities	—	—	41	2,834
	$—	$—	$522	$15,772

December 31, 2017:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$20	$4,980	$158	$9,827
U.S. government agency and government-sponsored residential mortgage-backed securities	155	31,684	475	26,123
U.S. government-sponsored collateralized mortgage obligations	53	10,886	53	2,870
SBA asset-backed securities	95	24,205	71	4,730
	$323	$71,755	$757	$43,550

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$91	$8,211	$123	$6,970
SBA asset-backed securities	14	2,977	—	—
	$105	$11,188	$123	$6,970

Management evaluates securities for OTTI at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At December 31, 2018, sixty-three debt securities with an amortized cost of $184.9 million have unrealized losses with aggregate depreciation of 2.19% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at December 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

6.LOANS HELD FOR SALE

At December 31, 2018 and 2017, there were no mortgage loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of mortgage loans held for sale accounted for under the fair value option:

	December 31,
	2018	2017
	(in thousands)

Loans held for sale, fair value	$42,107	$59,460
Loans held for sale, contractual principal outstanding	40,692	57,575
Fair value less unpaid principal balance	$1,415	$1,885

Changes in the fair value of mortgage loans held for sale are classified in mortgage banking income in the Consolidated Statements of Operations.  None of the changes in fair value for 2018 or 2017 are attributable to instrument-specific credit risk.  Included in mortgage banking income is $23.2 million, $30.5 million and $43.0 million of gains on the sale of mortgage loans held for sale, including originated mortgage servicing rights, for the years ended December 31, 2018, 2017 and 2016, respectively.

7.LOANS

A summary of the balances of loans follows:

	December 31,
	2018	2017
	(in thousands)

Residential real estate:
One- to four-family	$942,659	$677,837
Second mortgages and equity lines of credit	158,138	89,080
Residential real estate construction	14,659	11,904
Commercial real estate	934,420	655,419
Commercial construction	161,660	116,739
Total mortgage loans on real estate	2,211,536	1,550,979

Commercial	277,271	109,523

Consumer loans:
Auto	478,863	513,728
Personal	12,582	14,092
Total consumer loans	491,445	527,820

Total loans	2,980,252	2,188,322

Allowance for loan losses	(20,655)	(18,489)
Net deferred loan costs	5,255	6,645
Loans, net	$2,964,852	$2,176,478

The Company did not sell any indirect auto loans during the year ended December 31, 2018.  During the years ended December 31, 2017 and 2016, the Company sold indirect auto loans of $5.0 million and $10.0 million, respectively, and recognized gains on sale

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

of consumer loans of $78,000 and $79,000, respectively.  The unpaid principal balance of indirect auto loans serviced for others was $12.4 million and $22.4 million at December 31, 2018 and 2017, respectively.

The Company transferred residential portfolio loans with a fair value of $105.4 million to held for sale during the year ended December 31, 2018, recognized a gain of $395,000 and these loans were subsequently sold. The Company did not sell any residential portfolio loans during the year ended December 31, 2017. During the year ended December 31, 2016, the Company sold residential portfolio loans of $29.5 million, and recognized gains on sales of $572,000.

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At December 31, 2018 and 2017, the Company was servicing loans for participants aggregating $140.9 million and $85.2 million, respectively.

Acquired Loans

The loans purchased from Coastway included $5.4 million in purchased credit impaired loans.  The purchased credit impaired loans were primarily residential real estate loans. The contractual amount outstanding and carrying value of these loans at December 31, 2018 were $4.7 million and $4.6 million, respectively. The expected cash flow of the pool is $5.3 million and the accretable yield is $186,000. During the year ended December 31, 2018, $34,000 was accreted into interest income. Purchased credit impaired loans are not included in the Company’s impaired loan balances in the following tables.  At December 31, 2018, $2.2 million of PCI loans are included in the delinquency table and $500,000 are included in the nonaccrual table.

The following is the activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2015	$5,816	$4,365	$581	$1,454	$830	$654	$13,700

Provision (credit) for loan losses	(720)	2,785	343	484	703	577	4,172
Charge-offs	(402)	—	—	(27)	(935)	—	(1,364)
Recoveries	269	—	—	9	182	—	460
Balance at December 31, 2016	$4,963	$7,150	$924	$1,920	$780	$1,231	$16,968

Provision (credit) for loan losses	(985)	685	886	452	1,019	359	2,416
Charge-offs	(144)	—	—	(134)	(1,039)	—	(1,317)
Recoveries	166	—	—	16	240	—	422
Balance at December 31, 2017	$4,000	$7,835	$1,810	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(761)	2,318	897	1,008	746	(380)	3,828
Charge-offs	(50)	(94)	—	(990)	(847)	—	(1,981)
Recoveries	50	—	—	14	255	—	319
Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Allocation of the allowance to loan segments at December 31, 2018 and 2017 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

December 31, 2018:
Loans:
Impaired loans	$30,720	$2,502	$—	$3,826	$—	$—	$37,048
Non-impaired loans	1,084,736	931,918	161,660	273,445	491,445	—	2,943,204
Total loans	$1,115,456	$934,420	$161,660	$277,271	$491,445	$—	$2,980,252
Allowance for loan losses:
Impaired loans	$1,205	$—	$—	$53	$—	$—	$1,258
Non-impaired loans	2,034	10,059	2,707	2,233	1,154	1,210	19,397
Total allowance for loan losses	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

December 31, 2017:
Loans:
Impaired loans	$34,440	$312	$-	$3,069	$—	$—	$37,821
Non-impaired loans	744,381	655,107	116,739	106,454	527,820	—	2,150,501
Total loans	$778,821	$655,419	$116,739	$109,523	$527,820	$—	$2,188,322
Allowance for loan losses:
Impaired loans	$1,242	$—	$—	$739	$—	$—	$1,981
Non-impaired loans	2,758	7,835	1,810	1,515	1,000	1,590	16,508
Total allowance for loan losses	$4,000	$7,835	$1,810	$2,254	$1,000	$1,590	$18,489

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following is a summary of past due and non-accrual loans at December 31, 2018 and 2017:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

December 31, 2018
Residential real estate:
One- to four-family	$1,283	$4,554	$6,516	$12,353	$12,120
Second mortgages and equity lines of credit	846	237	754	1,837	1,649
Commercial real estate	—	—	298	298	298
Commercial	34	550	2,575	3,159	3,087
Consumer:
Auto	2,099	446	452	2,997	541
Personal	41	56	5	102	16
Total	$4,303	$5,843	$10,600	$20,746	$17,711

December 31, 2017
Residential real estate:
One- to four-family	$3,269	$1,116	$5,267	$9,652	$13,308
Second mortgages and equity lines of credit	256	110	296	662	876
Commercial real estate	—	312	—	312	312
Commercial construction	—	—	—	—	130
Commercial	2	—	260	262	3,038
Consumer:
Auto	1,641	342	165	2,148	162
Personal	32	22	18	72	29
Total	$5,200	$1,902	$6,006	$13,108	$17,855

At December 31, 2018 and 2017, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following information pertains to impaired loans:

	December 31,
	2018			2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$11,518	$12,054	$—	$12,561	$13,171	$—
Commercial real estate	2,502	2,596	—	312	312	—
Commercial construction	—	—	—	130	130	—
Commercial	3,761	4,672	—	—	—	—
Total	17,781	19,322	—	13,003	13,613	—

Impaired loans with a valuation allowance:
Residential	19,202	19,634	1,205	21,749	22,457	1,242
Commercial real estate	—	—	—	—	—	—
Commercial	65	65	53	3,069	3,153	739
Total	19,267	19,699	1,258	24,818	25,610	1,981

Total impaired loans	$37,048	$39,021	$1,258	$37,821	$39,223	$1,981

	Year Ended December 31,
	2018			2017			2016
			Interest			Interest			Interest
	Average	Interest	Income	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$32,186	$1,764	$1,379	$38,931	$2,146	$1,699	$48,541	$2,599	$2,458
Commercial real estate	744	—	—	78	—	—	121	—	—
Commercial construction	26	—	—	132	13	13	135	9	9
Commercial	2,729	35	32	3,629	122	121	2,056	59	58
Total	$35,685	$1,799	$1,411	$42,770	$2,281	$1,833	$50,853	$2,667	$2,525

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the years ended December 31, 2018, 2017 and 2016, not for the time period designated as impaired. No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDR loan modifications during the year ended December 31, 2018.  During the year ended December 31, 2017, there were two commercial TDRs in the second quarter of 2017, which paid off in the fourth quarter of 2017.  During the year ended December 31, 2016, there was one material TDR consisting of a  $2.3 million commercial loan.

For 2016 through 2018, residential real estate troubled debt restructurings included rate reductions ranging from 0.50% to 5.625% for periods of two to twenty-eight years, interest only periods of two to thirty-six months and extensions of maturity dates of eighteen months to twenty-eight years. There was one commercial troubled debt restructuring in 2016, which included an extension of maturity date and compliance with specific covenants.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The recorded investment of troubled debt restructurings was $22.0 million and $26.4 million at December 31, 2018 and 2017, respectively.  Of these loans, $4.3 million and $6.1 million were on non-accrual at December 31, 2018 and 2017, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, there were no significant troubled debt restructures that defaulted in the first twelve months of restructure. A default is defined as two or more payments in arrears.

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

Loans not rated consist primarily of certain smaller balance commercial real estate and commercial loans that are managed by exception.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents the Company’s loans by risk rating at December 31, 2018 and 2017:

	December 31,
	2018			2017
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$919,305	$268,280	$147,124	$652,625	$105,888	$116,739
Loans rated 7	10,595	5,165	14,536	—	818	—
Loans rated 8	2,502	1,896	—	—	1,990	—
Loans rated 9	—	1,930	—	—	827	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	2,018	—	—	2,794	—	—
	$934,420	$277,271	$161,660	$655,419	$109,523	$116,739

8.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $1.99 billion and $1.93 billion as of December 31, 2018 and 2017, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At December 31, 2018 and 2017, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	December 31,
	2018	2017
Prepayment speed	9.45%	9.79%
Discount rate	9.32	9.26
Default rate	2.06	2.23

The following summarizes changes to mortgage servicing rights for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Balance, beginning of year	$21,092	$20,333	$12,958
Additions	2,521	2,815	8,505
Changes in fair value due to:
Reductions from loans paid off during the year	(1,795)	(1,686)	(1,779)
Changes in valuation inputs or assumptions	399	(370)	649
Balance, end of year	$22,217	$21,092	$20,333

For the years ended December 31, 2018, 2017 and 2016, contractually specified servicing fees included in other mortgage banking income amounted to $5.4 million, $5.2 million, and $4.1 million respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

9.OTHER REAL ESTATE LOANS AND REPOSSESSED ASSETS

Income and expenses applicable to foreclosed and repossessed assets include the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Gain on sales of real estate, net	$(126)	$(40)	$(343)
Net loss on sales of repossessed assets	106	81	59
Write-downs of real estate	5	57	212
Operating expenses	110	(36)	239
	$95	$62	$167

Foreclosed and repossessed assets consist of two and four residential real estate properties with recorded values of $556,000 and $665,000 at December 31, 2018 and 2017, respectively.  Foreclosed and repossessed assets also includes real estate properties and automobiles with total recorded values of $193,000 and $97,000 at December 31, 2018 and 2017, respectively. All foreclosed and repossessed assets are held for sale.  Mortgage loans in the process of foreclosure totaled $4.8 million and $4.5 million as of December 31, 2018 and 2017, respectively, and are reported in loans.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

10.PROPERTY AND EQUIPMENT

A summary of the cost and accumulated depreciation of property and equipment follows:

	December 31,
	2018	2017
	(in thousands)

Land	$12,605	$5,466
Buildings and leasehold improvements	51,076	29,553
Furniture, equipment and vehicles	25,246	20,437
Fixed assets in process	2,883	554
	91,810	56,010
Less accumulated depreciation and amortization	(34,765)	(31,523)
Property and equipment, net	$57,045	$24,487

Depreciation and amortization expense amounted to $3.2 million, $2.9 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018 and 2017, fixed assets in process represents building improvements and equipment not placed in service.

Pursuant to the terms of noncancelable operating lease agreements in effect at December 31, 2018, pertaining to property and equipment, future minimum lease payments under various operating leases are as follows:

Years Ending December 31,	(in thousands)

2019	$2,045
2020	1,569
2021	1,303
2022	992
2023	829
Thereafter	2,990
$9,728

The noncancelable lease agreements contain options to extend for periods from three to twenty-five years, the cost of which is not included above.  Rent expense amounted to $2.0 million, $1.7 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016 and is included in occupancy and equipment expenses in the accompanying Consolidated Statements of Operations.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

11.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents changes in the carrying value of goodwill for the periods indicated:

	Year Ended December 31,
	2018	2017
	(in thousands)

Balance, beginning of year	$13,365	$13,365
Goodwill acquired - Coastway	56,396	—
Goodwill acquired - Cumberland Mortgage	327	—
Balance, end of year	$70,088	$13,365

HarborOne Mortgage is identified as a reporting unit for purposes of goodwill impairment testing. HarborOne Mortgage goodwill was evaluated for impairment in the fourth quarter of 2018 with no impairment loss recognition considered necessary.

Core Deposit Intangible

The Company recognized core deposit intangibles (“CDI”) of $9.0 million in connection with the Coastway acquisition. The Company’s change in the gross amount of core deposit intangibles and the related accumulated amortization consisted of the following:

Year Ended
December 31,
2018
(in thousands)

Gross amount of CDI:
Balance, beginning of year	$—
Additions due to acquisitions	8,952
Balance, end of year	8,952
Accumulated amortization:
Balance, beginning of year	—
Amortization	(618)
Balance, end of year	(618)
Net CDI, end of year	$8,334

The estimated aggregate amortization expense related to the Company’s core deposit intangible assets for each of the next five years is $2.3 million, $1.7 million, $1.2 million, $900,000 and $800,000. The weighted average original amortization period is 7.3 years.

Other Intangible Assets

The non-compete intangible asset was recognized in connection with HarborOne Mortgage and it is being amortized over the four year period of the agreement. Amortization expense for this asset of $88,000, $88,000, and $89,000 was recorded in 2018, 2017, and 2016, respectively, with the remaining amortization of $45,000 to occur in 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

12.DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2018	2017
	(in thousands)

NOW and demand deposit accounts	$556,517	$395,153
Regular savings and club accounts	482,088	356,300
Money market deposit accounts	758,933	721,021
Total non-certificate accounts	1,797,538	1,472,474

Term certificate accounts greater than $250,000	180,305	78,165
Term certificate accounts less than or equal to $250,000	629,710	389,609
Brokered deposits	77,508	73,490
Total certificate accounts	887,523	541,264
Total deposits	$2,685,061	$2,013,738

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions. The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors.  At December 31, 2018 and 2017, total reciprocal deposits were $110.4 million and $174.2 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at December 31, 2018 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$646,130	2.06%
Over 1 year to 2 years	124,312	2.11
Over 2 years to 3 years	84,875	1.91
Over 3 years to 4 years	25,002	1.96
Over 4 years to 5 years	8,954	2.10
Total certificate deposits	889,273	2.05%
Less unaccreted acquisition discount	(1,750)
Total certificate deposits, net	$887,523

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

13.FHLB BORROWINGS

Borrowed funds at December 31, 2018 and 2017 consisted of FHLB advances. Short-term advances were $290.0 million and $44.0 million at December 31, 2018 and 2017, respectively, with a weighted average rate of 2.65% and 1.50%, respectively.  Long-term advances are summarized below:

	December 31,
	2018			2017
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2018	$—	$—	—%	$111,250	$111,250	1.47%
2019	90,000	120,000	2.06	60,000	60,000	1.66
2020	77,000	87,000	2.25	50,000	50,000	1.84
2021	41,750	21,750	1.95	20,000	20,000	1.79
2022	—	—	—	—	—	—
2023	20,199	199	1.56	5,115	5,115	0.65
2024 and thereafter	987	987	—	—	—	—
	$229,936	$229,936	2.05%	$246,365	$246,365	1.60%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.  There were no callable advances at December 31, 2017.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 81% of the carrying value of first mortgage loans on residential property and a portion of the commercial real estate loans deemed acceptable to the FHLB of Boston.

The Company also has an available line of credit with the Federal Reserve Bank secured by 75% of the carrying value of indirect auto loans with an amortized balance amounting to $70.6 million and $136.1 million, respectively, of which no amount was outstanding at December 31, 2018 and 2017.

14.SUBORDINATED DEBENTURES

On August 30, 2018, the Company issued $35.0 million in fixed-to-floating rate subordinated notes due 2028 (the “Notes”) in a private placement transaction to institutional accredited investors. The Notes bear interest at annual fixed rate of 5.625% until September 1, 2023 at which time the interest rate resets quarterly to an interest rate per annum equal to the three–month LIBOR plus 278 basis points. Interest is payable semi-annually on March 1 and September 1 each year through September 1, 2023 and quarterly thereafter. The Notes can be redeemed partially or in whole, prior to the maturity date beginning September 1, 2023 and on any scheduled interest payment date thereafter, at par.  The Notes are carried on the Consolidated Balance Sheets net of issuance costs of $1.2 million, which are being amortized over the period to maturity date using the interest method. At December  31, 2018, the Notes qualified as Tier 2 Capital for regulatory capital purposes.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

15.INCOME TAXES

Allocation of the federal and state income taxes between current and deferred portions for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
	(in thousands)
Current tax provision:
Federal	$2,576	$6,000	$3,571
State	1,377	1,371	988
	3,953	7,371	4,559
Deferred tax benefit:
Federal	(740)	(442)	(1,099)
State	(400)	(256)	(163)
	(1,140)	(698)	(1,262)
Income tax provision	$2,813	$6,673	$3,297

The reasons for the differences between the statutory federal income tax and the actual income tax provision for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	2018	2017	2016
	(dollars in thousands)

Statutory tax rate	21%	35%	34%
Statutory tax provision	$2,983	$5,968	$3,138
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	772	694	545
Bank-owned life insurance	(358)	(359)	(370)
Non-deductible merger expenses	196	—	—
Non-deductible stock offering expenses	—	—	100
Employee Stock Ownership Plan expenses	106	195	122
Tax exempt income	(180)	(303)	(302)
Effect of tax rate change	—	243	—
Reduction in uncertain tax positions	(801)	—	—
Other, net	95	235	64
Income tax provision	$2,813	$6,673	$3,297

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The tax effects of each item that give rise to deferred taxes at December 31, 2018 and 2017 are as follows:

	2018	2017
	(in thousands)

Deferred tax assets:
Allowance for loan losses	$5,776	$5,197
Employee benefit plans	5,288	3,322
Mark-to-market loans	4,728	540
Accrued expenses not deducted for tax purposes	976	181
HarborOne Mortgage loan repurchase reserve	212	193
Charitable contribution and other carryforwards	380	1,046
Net unrealized loss on securities available for sale	665	179
Other	661	179
	18,686	10,837

Deferred tax liabilities:
Deferred income annuities	(1,352)	(1,237)
Depreciation and amortization	(294)	(167)
Deferred loan fees	(1,742)	(2,661)
Mortgage servicing rights	(6,241)	(5,929)
Core deposit intangible	(2,330)	—
	(11,959)	(9,994)

Net deferred tax asset	$6,727	$843

A summary of the change in the net deferred tax asset (liability) for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
	(in thousands)

Balance at beginning of year	$843	$610	$(989)
Deferred tax benefit	1,140	698	1,262
Coastway net deferred tax asset acquired	4,258	-	-
Change in directors' retirement plan	—	(391)	(93)
Change in securities available for sale	486	(74)	430
Balance at end of year	$6,727	$843	$610

The Tax Act of 2017 was enacted on December 22, 2017, resulting in changes in U.S. corporate tax rates, business-related exclusions, deductions and credits. Enactment of the Tax Act of 2017 required the Company to reflect the changes associated with the law's provisions in its Consolidated Financial Statements as of the enactment date. Accordingly, the Company revalued its deferred tax assets and liabilities and recorded a net reduction in the Company’s net deferred tax asset and an additional income tax provision in the amount of $243,000 in the Company’s Consolidated Financial Statements.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities.  The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service (“IRS”) and Massachusetts Department of Revenue for the years ended December 31, 2015 through 2018.

At December 31, 2018, the Bank had a net operating loss carryforward in the state of New Hampshire of $2.8 million related to the acquisition of HarborOne Mortgage with a recorded deferred tax asset of $22,000 at December 31, 2018.  The net operating loss expires on December 31, 2024.  The state of New Hampshire limits the use of acquired net operating losses that can be used by the Bank each year based on Internal Revenue Code Section 382.  This limitation is $552,000 per year.  Management believes it is more likely than not that it will be able to utilize the New Hampshire net operating loss carryforward prior to expiration.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At December 31, 2018, the Company had a charitable contribution carryforward of $1.1 million. This carryforward was generated from the Company’s creation of the Foundation to which it contributed 385,450 shares of its common stock and $965,000 in cash in connection with the offering in June 2016.  Management believes it is more likely than not that it will utilize the benefit over the five year carryforward period.

During 2017, federal and state amended tax returns were filed that requested tax refunds of approximately $3.2 million.  These refunds reflected the change in the tax basis of certain assets not reflected on the original tax return filings. In addition, net operating loss carryforwards for 2016 and related uncertain tax benefits were recognized on the 2016 and 2017 tax return filings. The amended tax return filings net of the tax impact of a temporary difference adjustment of $320,000 reflect "unrecognized tax benefits", which are defined as the aggregate differences between tax return positions and the benefits recognized in the Consolidated Financial Statements. Interest on the uncertain tax positions was reflected in the determination of tax expense for 2018 and 2017. Federal tax refunds for years 2014 and 2015 in the amount of $826,000 and $1.3 million, respectively, were received during 2018.

The balance of unrecognized tax benefits, the amount of related interest accrued and what management believes to be the range of reasonably possible changes in the next 12 months, are:

	December 31,
	2018	2017
	(in thousands)

Unrecognized tax benefits	$3,635	$4,570
Accrued interest on unrecognized tax benefits	134	34
Portion that, if recognized, would reduce tax expense and effective tax rate	3,769	4,604
Reasonably possible reduction to the balance of unrecognized tax in subsequent year	1,032	1,959
Portion that, if recognized, would reduce tax expense and effective tax rate	1,032	1,959

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

16.OTHER COMMITMENTS AND CONTINGENCIES

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following off-balance sheet financial instruments were outstanding at December 31, 2018 and 2017.  The contract amounts represent credit risk.

	December 31,
	2018	2017
	(in thousands)

Commitments to grant loans	$47,958	$86,790
Unadvanced funds on home equity lines of credit	138,227	77,117
Unadvanced funds on revolving lines of credit	125,257	71,151
Unadvanced funds on construction loans	111,333	144,918

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

Employment Agreements

The Company has entered into employment agreements with certain executive officers.  The term of the agreements commenced on the effective date of the signed agreements and continues thereafter until terminated, as defined by the agreements.  The agreements generally provide for a specified minimum annual compensation and the continuation of benefits currently received.  However, such employment can be terminated for cause, as defined, without incurring any continuing obligations.  In addition, all of the agreements provide for severance payments to the officers following a change in control, as defined.

The Company entered into an employment agreement with the former President and Chief Executive Officer of Coastway as part of the merger agreement. The agreement has a five year term that provides total compensation of $2.2 million. Generally, in the event of termination after the first 12 months, the remaining total compensation is payable. The Company is expensing the total compensation over the 12 months and recognized $509,000 in compensation for the year ended December 31, 2018 and the remaining $1.7 million will be recognized in 2019.

Reserve for Residential Mortgage Loan Repurchase Losses

The Company sells residential mortgage loans on a “whole-loan” basis to government-sponsored entities (“GSEs” or “Agencies”) Fannie Mae and Freddie Mac and also to non-agency investors. These loan sales occur under industry standard contractual provisions that include various representations and warranties, which typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan and other similar matters. The Company may be required to repurchase certain loans sold with identified defects, indemnify the investor, or reimburse the investor for any credit losses incurred. The Company establishes mortgage repurchase reserves related to various representations and warranties that reflect management’s estimate for which we have a repurchase obligation. The reserves are established by a charge to loan expenses in our Consolidated Statements of Operations. At December 31, 2018 and 2017, this reserve totaled $757,000 and $688,000, respectively, and is included in other liabilities and accrued expenses on the Consolidated Balance Sheets.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

Certain loans were sold with recourse provisions, and at both December 31, 2018 and 2017, the related maximum contingent liability related to loans sold amounted to $1.6 million.  Based on discounted cash flow of projected losses on sold loans in this portfolio at December 31, 2018 and 2017, the Company had no recourse liability.

Contingent Consideration

A portion of the purchase price of HarborOne Mortgage was contingent on future results of HarborOne Mortgage.  The Company recorded a contingent liability of $3.5 million in July 2015, at the time of the acquisition. The contingent liability was based on estimated future pre-tax earnings for the four-year period ending June 30, 2019.  The contingency was settled in full in the fourth quarter of 2017 and the Company reversed the $1.2 million remaining contingent liability which was included in other income.

Other

In the ordinary course of business, various legal claims arise from time to time and, in the opinion of management based on discussion with legal counsel, management does not believe these claims will have a material effect on the Company’s financial position or results of operations.

17.DERIVATIVES

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

All derivatives are recognized in the Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at December 31, 2018 or 2017.

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

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

December 31, 2018:
Derivative loan commitments	$71,325	Other assets	$1,261	Other liabilities	$112
Forward loan sale commitments	54,500	Other assets	—	Other liabilities	518
Interest rate swaps	285,541	Other assets	3,193	Other liabilities	3,193
Risk participation agreements	80,418	Other assets	—	Other liabilities	—
Total			$4,454		$3,823

December 31, 2017:
Derivative loan commitments	$81,604	Other assets	$1,047	Other liabilities	$27
Forward loan sale commitments	95,680	Other assets	46	Other liabilities	92
Interest rate swaps	246,704	Other assets	2,153	Other liabilities	2,153
Risk participation agreements	42,856		—		—
Total			$3,246		$2,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The following table presents information pertaining to the Company’s derivative instruments on the Consolidated Statements of Operations:

		Amount of Gain (Loss)
		Year Ended December 31,
	Location of Gain (Loss)	2018	2017	2016
		(in thousands)

Derivative loan commitments	Mortgage banking income	$129	$(1,211)	799
Forward loan sale commitments	Mortgage banking income	(472)	39	(225)
Total		$(343)	$(1,172)	574

18.COMPENSATION AND BENEFIT PLANS

Defined Contribution Plan

The Company provides a savings plan which qualifies under Section 401(k) of the Internal Revenue Code and provides for voluntary contributions by participating employees up to the maximum amount permitted by law. The Company may contribute 9.3% of each employee’s compensation plus 5.7% of the employee’s compensation in excess of the social security wage base on a discretionary basis up to regulatory maximums. Contributions expensed were $2.3 million, $2.1 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Management Incentive Program

The Company from time to time creates incentive compensation plans for senior management and other officers to participate in at varying levels.  In addition, the Company may also pay a discretionary bonus to senior management, officers, and/or nonofficers of the Company.  These programs are administered by the Compensation Committee of the Board of Directors. The expense for the incentive plans amounted to $3.3 million, $2.0 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Supplemental Retirement Plans

The Company provides supplemental retirement benefits to two senior executive officers of the Company under the terms of the Supplemental Executive Retirement Plan Agreements (the “Agreements”).  Benefits to be paid under the Agreements are based primarily on the officer’s compensation and estimated mortality.  The Agreements are funded with annuities purchased by the Company.  At December 31, 2018, 2017 and 2016, included in other liabilities and accrued expenses is the Company’s obligation under the plans of $5.3 million, $4.7 million and $3.8 million, respectively.  The retirement benefits, as defined in the Agreements, are accrued by charges to compensation expense over the required service periods of the officers.  Expense related to these benefits was $628,000,  $933,000 and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company assumed a supplemental retirement plan in the Coastway acquisition. At December 31, 2018, the Company’s obligation under the plan of $3.4 million is included in other liabilities and accrued expenses. Compensation expense related to this benefit was $90,000 for the year ended December 31, 2018. The plan was frozen as part of the merger agreement and the settlement of the plan will be completed in the first quarter of 2019.

Split-Dollar Life Insurance Arrangements

The Company has collateral assignment split dollar life insurance agreements with an executive officer and a retired executive, whereby the Company made annual premium payments for the executives’ life insurance policies. The Company has the unqualified right to receive from the insurer an amount which is equal to the lesser of the cash surrender value of the policy or the aggregate un-reimbursed amount of premium payments with respect to the policy for which the Company paid. The final payment was made in 2016.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

In 2016, the Company terminated the agreement with one of the officers and ownership of the policy was transferred to the Company to fully reimburse the Company for premiums paid on the policy of $1.2 million. An endorsement split dollar life insurance agreement was established for the officer whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policy. Expense associated with this post retirement benefit for the years ended December 31, 2018, 2017 and 2016 amounted to $73,000, $106,000 and $101,000, respectively. The cash surrender value of the new policy is included in bank-owned life insurance on the Consolidated Balance Sheets.

Deferred Compensation Plan

The Company is the sole owner of an annuity policy pertaining to one of the Company’s executives. The Company has an agreement with this executive whereby upon retirement the Company will pay to the executive an amount equal to the cash surrender value of the annuity less premiums paid accumulated at an interest rate of 1.5% per year. At December 31, 2018, 2017 and 2016, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $322,000,  $293,000 and $265,000, respectively. For the years ended December 31, 2018, 2017 and 2016, the expense amounted to $29,000,  $28,000 and $27,000, respectively.

The Company has agreements with two executive officers whereby the Company will pay the cost of the premium for individual supplemental medical and prescription drug coverage for their lifetime upon retirement at age 65 or later. Spousal coverage is provided each year the executive is eligible for coverage and the spouse is age 65 or over. At December 31, 2018, 2017 and 2016, included in other liabilities and accrued expenses is the Company’s obligation under the plan of $229,000,  $226,000 and $216,000, respectively. For the years ended December 31, 2018, 2017 and 2016, the expense amounted to $3,000,  $10,000 and $33,000, respectively.

The Company assumed a deferred compensation plan in the Coastway acquisition. At December 31, 2018, other assets included $1.5 million in plan assets and other liabilities and accrued expenses included a liability for the benefit obligation of $1.5 million. Compensation expense related to this plan for the year ended December 31, 2018 was $46,000.

Long-Term Incentive Plan

During 2015, the Company entered into a long-term incentive plan with several executive officers. Benefits are earned annually based on the Company’s achievement of performance goals. The plan is administered by the Company’s Board of Directors. Included in other liabilities and accrued expenses at December 31, 2018, 2017 and 2016 is $1.3 million, $1.3 million and $810,000, respectively, for this plan. For the years ended December 31, 2018, 2017 and 2016, the expense amounted to $56,000,  $453,000 and $474,000, respectively.  The plan was amended effective January 1, 2018 and no further incentive awards will be awarded under the plan.

Post-Retirement Life Insurance

Employees who are covered under the Company’s bank-owned life insurance program can elect to participate in the benefits of the program while employed by the Company. The Company granted post-employment coverage to certain executives. This post retirement benefit is included in other liabilities and accrued expenses at December 31, 2018, 2017 and 2016 in the amount of $171,000,  $142,000 and $136,000, respectively.  For the years ended December 31, 2018, 2017 and 2016, the expense amounted to $29,000,  $7,000 and $57,000, respectively.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

of compensation, subject to federal tax limits. The unreleased shares are deducted from stockholders' equity as unearned ESOP shares in the accompanying Consolidated Balance Sheets. The number of shares committed to be released per year is 59,359 through 2035.

The following table presents share information held by the ESOP:

	December 31,
	2018	2017

Allocated shares	118,719	59,359
Shares committed to be allocated	59,359	59,359
Unallocated shares	1,009,110	1,068,470
Total shares	1,187,188	1,187,188
Fair value of unallocated shares	$16,035,000	$20,472,000

Total compensation expense recognized in connection with the ESOP was $1.1 million, $1.1 million and $951,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

ESOP Restoration Plan

During 2016, the Company also adopted an ESOP Restoration Plan for the benefit of ESOP eligible employees whose annual compensation exceeds the amount of annual compensation permitted to be recognized under the ESOP by the Internal Revenue Code.  Under the ESOP Restoration Plan, eligible participants would receive a credit each year equal to the amount they would have received under the ESOP but for the Internal Revenue Service imposed compensation limit.  Any benefits earned under the ESOP Restoration Plan would become payable at the earliest of six months and a day after the participant’s separation of service from the Bank, the participant’s death, a change in control of the Company or upon termination of the ESOP Restoration Plan.  These benefits are accrued over the period during which employees provide services to earn these benefits.  For the year ended December 31, 2018, 2017 and 2016, $24,000,  $182,000  and $13,000, respectively, was accrued for the ESOP Restoration Plan.

Defined Benefit Plan

The Company assumed a frozen noncontributory defined benefit pension plan in the Coastway acquisition. At December 31, 2018 the fair value of the plan assets were $1.4 million and the projected benefit obligation was $1.6 million. The unfunded liability balance of $202,000 is included in other liabilities and accrued expenses.

Directors’ Retirement Plan

The Company has an unfunded director fee continuation plan which provides postretirement benefits to eligible directors of the Company.  Participants in the plan must have at least six years of service as a director to be vested in the benefit which is determined based on number of years of service. The Company elected to curtail the plan in 2017.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Based on the actuarial analysis, the funded status of the plan and the components of net periodic cost are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$1,837	$1,536	$1,369
Service cost	—	87	75
Interest cost	76	69	56
Loss	—	145	36
Benefits paid	(37)	—	—

Benefit obligation and funded status at end of year	$1,876	$1,837	$1,536

Accumulated benefit obligation	$1,876	$1,837	$1,380

Service cost	$—	$87	$75
Interest cost	76	69	56
Loss recognized	—	200	3
Prior service cost recognized	—	962	232
Net periodic cost	$76	$1,318	$366

The following assumptions were used to determine the benefit obligation and net periodic cost at or for the years ended December 31:

	2018	2017		2016

Discount rate	4.14%	4.00%		4.00%
Rate of compensation increase	N/A	N/A	%	3.00%

The following is a summary of benefit payments expected to be paid by the director’s retirement plan over the next ten years:

Years Ending December 31,	(in thousands)

2019	$37
2020	385
2021	226
2022	226
2023	226
2024-2028	1,009

19.RELATED PARTY TRANSACTIONS

The Bank has made loans to directors and officers, in the ordinary course of business at arms-length terms, amounting to $189,000 and $500,000 at December 31, 2018 and 2017, respectively.  There were no new loans granted in 2018 and 2017.  Loan repayments and reductions due to officer retirements were $311,000 and $720,000 in 2018 and 2017, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

20.STOCK-BASED COMPENSATION

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

The following table presents the pre-tax expense associated with stock options and restricted stock awards and the related tax benefits recognized for the years presented:

	Year Ended December 31,
	2018	2017
	(in thousands)

Stock-based compensation expense
Stock options	$694	$600
Restricted stock awards	2,360	895
Directors' fee expense
Stock options	629	246
Restricted stock awards	910	355
Total stock-based award expense	$4,593	$2,096
Related tax benefits recognized in earnings	$965	$589

The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other executive officers have previously been disclosed in Securities and Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change in Control, which is an event described in Section 280G of the Internal Revenue Code of 1986; and, that (2) any stock options which vest pursuant to a Change in Control will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

Stock Options

The Company made the following awards of nonqualified options to purchase shares of common stock in 2018 and 2017:

	Year Ended December 31,
	2018	2018	2017

Date of grant	11/26/2018	9/26/2018	8/17/2017
Options granted	148,398	13,062	883,311
Vesting period (years)	3	3	3
Expiration date	11/26/2028	9/26/2028	8/17/2027
Expected volatility	22%	24%	24%
Expected life (years)	6	6	6
Expected dividend yield	—%	—%	—%
Risk free interest rate	2.93%	2.98%	1.88%
Fair value per option	$5.02	$5.78	$5.07

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

•	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.
•	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants at December 31, 2018 is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2018 (1)	883,311	$18.35			883,311	$5.07
Granted	161,460	17.68			161,460	5.08
Vested					(294,427)	5.07
Forfeited	(54,251)	18.35			(54,251)	5.07
Balance at December 31, 2018	990,520	$18.24	8.60	$—	696,093	$5.07
Exercisable at December 31, 2018	294,427	$18.35	7.85	$—
Unrecognized cost inclusive of directors' awards	$2,989,000
Weighted average remaining recognition period (years)	1.96

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the year ended December 31, 2018:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2018	541,415	$18.35
Vested	(180,465)	18.35
Granted	4,900	19.03
Forfeited	(22,034)	18.35
Non-vested stock awards at December 31, 2018	343,816	$18.36
Unrecognized cost inclusive of directors' awards	$5,136,167
Weighted average remaining recognition period (years)	1.65

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

21.STOCKHOLDERS’ EQUITY

Minimum Regulatory Capital Requirements

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

At December 31, 2018, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes and also exceeded the minimum capital requirements including the applicable capital conservation buffer of 1.875% (which increased to 2.5% on January 1, 2019 and thereafter).

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The Company’s and Bank’s regulatory capital ratios as of December 31, 2018 and 2017 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$283,738	9.9%	$129,246	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	283,738	9.9	172,328	6.0	N/A	N/A
Total capital to risk-weighted assets	339,393	11.8	229,771	8.0	N/A	N/A
Tier 1 capital to average assets	283,738	8.2	137,919	4.0	N/A	N/A

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$330,514	15.1%	$98,292	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	330,514	15.1	131,056	6.0	N/A	N/A
Total capital to risk-weighted assets	349,002	16.0	174,741	8.0	N/A	N/A
Tier 1 capital to average assets	330,514	12.5	105,423	4.0	N/A	N/A

HarborOne Bank
December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$296,738	10.3%	$129,250	4.5%	$186,694	6.5%
Tier 1 capital to risk-weighted assets	296,738	10.3	172,333	6.0	229,778	8.0
Total capital to risk-weighted assets	317,393	11.1	229,778	8.0	287,222	10.0
Tier 1 capital to average assets	296,738	8.6	137,784	4.0	172,230	5.0

December 31, 2017
Common equity Tier 1 capital to risk-weighted assets	$249,532	11.4%	$98,266	4.5%	$141,939	6.5%
Tier 1 capital to risk-weighted assets	249,532	11.4	131,021	6.0	174,695	8.0
Total capital to risk-weighted assets	268,021	12.3	174,695	8.0	218,368	10.0
Tier 1 capital to average assets	249,532	9.6	104,264	4.0	130,329	5.0

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

Preferred Stock

The Company has 1,000,000 zero par value, preferred shares authorized and none issued or outstanding.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

22.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the retained earnings section of the balance sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,
	2018	2017
	(in thousands)

Securities available for sale:
Net unrealized loss	$(3,023)	$(811)
Related tax effect	665	179
Stranded effect of tax rate changes (Note 1)	—	104
Total accumulated other comprehensive loss	$(2,358)	$(528)

The following tables present changes in accumulated other comprehensive loss by component for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017			2016

	Available	Available	Directors'		Available	Directors'
	for Sale	for Sale	Retirement		for Sale	Retirement
	Securities	Securities	Plan	Total	Securities	Plan	Total
	(in thousands)

Balance at beginning of year	$(528)	$(665)	$(625)	$(1,290)	$139	$(731)	$(592)

Other comprehensive income (loss) before reclassifications	(2,212)	211	—	211	(951)	—	(951)
Reclassification of stranded effect of tax rate change (Note 1)	(104)	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	1,162	1,162	(283)	235	(48)
Gains (losses) arising during the period and prior service cost	—	—	(146)	(146)	—	(36)	(36)
Net current period other comprehensive income (loss)	(2,316)	211	1,016	1,227	(1,234)	199	(1,035)

Related tax effect	486	(74)	(391)	(465)	430	(93)	337
Balance at end of year	$(2,358)	$(528)	$—	$(528)	$(665)	$(625)	$(1,290)

23.FAIR VALUE OF ASSETS AND LIABILITIES

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable and the value of servicing.   The weighted average pull-through rate for derivative loan commitments was 86% at both December 31, 2018 and 2017.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

December 31, 2018
Assets

Securities available for sale	$—	$209,293	$—	$209,293
Loans held for sale	—	42,107	—	42,107
Mortgage servicing rights	—	22,217	—	22,217
Derivative loan commitments	—	—	1,261	1,261
Interest rate swaps	—	3,193	—	3,193
	$—	$276,810	$1,261	$278,071
Liabilities

Derivative loan commitments	$—	$—	$112	$112
Forward loan sale commitments	—	—	518	518
Interest rate swaps	—	3,193	—	3,193
	$—	$3,193	$630	$3,823

December 31, 2017
Assets

Securities available for sale	$—	$170,853	$—	$170,853
Loans held for sale	—	59,460	—	59,460
Mortgage servicing rights	—	21,092	—	21,092
Derivative loan commitments	—	—	1,047	1,047
Forward loan sale commitments	—	—	46	46
Interest rate swaps	—	2,153	—	2,153
	$—	$253,558	$1,093	$254,651
Liabilities

Derivative loan commitments	$—	$—	$27	$27
Forward loan sale commitments	—	—	92	92
Interest rate swaps	—	2,153	—	2,153
	$—	$2,153	$119	$2,272

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

The table below presents, for the years ended December 31, 2018, 2017 and 2016, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of year	$1,093	$2,722	$1,661

Total gains (losses) included in net income (1)	168	(1,629)	1,061
Balance at end of year	$1,261	$1,093	$2,722

Changes in unrealized gains relating to instruments at year end	$1,261	$1,093	$2,722

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of year	$(119)	$(576)	$(89)

Total gains (losses) included in net income (1)	(511)	457	(487)
Balance at end of year	$(630)	$(119)	$(576)

Changes in unrealized losses relating to instruments at year end	$(630)	$(119)	$(576)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018 and 2017.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	December 31,
	2018			2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$2,086	$—	$—	$3,277
Other real estate owned and repossessed assets	—	—	749	—	—	762
	$—	$—	$2,835	$—	$—	$4,039

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at December 31, 2018 and 2017, respectively.

	Year Ended December 31,
	2018	2017
	(in thousands)

Impaired loans	$409	$415
Other real estate owned and repossessed assets	88	138
	$497	$553

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

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$105,521	$105,521	$—	$—	$105,521
Securities available for sale	209,293	—	209,293	—	209,293
Securities held to maturity	44,688	—	44,706	—	44,706
Federal Home Loan Bank stock	24,969	—	—	24,969	24,969
Loans held for sale	42,107	—	42,107	—	42,107
Loans, net	2,964,852	—	—	2,959,333	2,959,333
Retirement plan annuities	12,931	—	—	12,931	12,931
Mortgage servicing rights	22,217	—	22,217	—	22,217
Accrued interest receivable	9,996	—	9,996	—	9,996

Financial liabilities:
Deposits	2,685,061	—	—	2,678,989	2,678,989
Borrowed funds	519,936	—	518,224	—	518,224
Subordinated debt	33,799	—	—	34,338	34,338
Mortgagors' escrow accounts	4,551	—	—	4,551	4,551
Accrued interest payable	1,611	—	1,611	—	1,611

Derivative loan commitments:
Assets	1,261	—	—	1,261	1,261
Liabilities	112	—	—	112	112

Interest rate swap agreements:
Assets	3,193	—	3,193	—	3,193
Liabilities	3,193	—	3,193	—	3,193

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	518	—	—	518	518

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	December 31, 2017
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$80,791	$80,791	$—	$—	$80,791
Securities available for sale	170,583	—	170,853	—	170,853
Securities held to maturity	46,869	—	47,674	—	47,674
Federal Home Loan Bank stock	15,532	—	—	15,532	15,532
Mortgage loans held for sale	59,460	—	59,460	—	59,460
Loans, net	2,176,478	—	—	2,175,423	2,175,423
Retirement plan annuities	12,498	—	—	12,498	12,498
Mortgage servicing rights	21,092	—	21,092	—	21,092
Accrued interest receivable	6,545	—	6,545	—	6,545

Financial liabilities:
Deposits	2,013,738	—	—	2,010,052	2,010,052
Borrowed funds	290,365	—	288,939	—	288,939
Mortgagors' escrow accounts	5,221	—	—	5,221	5,221
Accrued interest payable	518	—	518	—	518

Derivative loan commitments:
Assets	1,047	—	—	1,047	1,047
Liabilities	27	—	—	27	27

Interest rate swap agreements:
Assets	2,153	—	2,153	—	2,153
Liabilities	2,153	—	2,153	—	2,153

Forward loan sale commitments:
Assets	46	—	—	46	46
Liabilities	92	—	—	92	92

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

24.EARNINGS PER SHARE (“EPS”)

Basic EPS represents net income attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Unvested restricted shares are participating securities and included in the computation of basic earnings per share.  Diluted EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding, plus the effect of potential dilutive common stock equivalents outstanding during the period.  Unallocated ESOP shares are not deemed outstanding for EPS calculations. For the years ended December 31, 2018 and 2017, earnings per common share have been computed based on the following:

	Year Ended December 31,
	2018	2017

Net income applicable to common stock (in thousands)	$11,394	$10,379

Average number of common shares outstanding	32,610,540	32,323,862
Less: Average unallocated ESOP shares	(1,036,184)	(1,095,545)
Average number of common shares outstanding used to calculate basic earnings per common share	31,574,356	31,228,317
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,574,356	31,228,317

Earnings per common share:
Basic	$0.36	$0.33
Diluted	$0.36	$0.33

Options for 990,520 and 883,311 shares were not included in the computation of diluted earnings per share for the years ended December 31, 2018 and December 31, 2017, respectively, because to do so would have been antidilutive.

25.SEGMENT REPORTING

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Information about the reportable segments and reconciliation to the Consolidated Financial Statements at December 31, 2018, 2017 and 2016, and for the years then ended are presented in the tables below.

	Year Ended December 31, 2018
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$88,478	$1,018	$39,434	$(40,000)	$88,930
Provision for loan losses	3,828	—	—	—	3,828
Net interest income, after provision for loan losses	84,650	1,018	39,434	(40,000)	85,102
Mortgage banking income:
Changes in mortgage servicing rights fair value	(375)	(1,021)	—	—	(1,396)
Other	2,024	29,981	—	—	32,005
Total mortgage banking income	1,649	28,960	—	—	30,609
Other noninterest income	18,587	2	—	—	18,589
Total noninterest income	20,236	28,962	—	—	49,198
Noninterest expense	86,586	31,639	1,868	—	120,093
Income (loss) before income taxes	18,300	(1,659)	37,566	(40,000)	14,207
Provision (benefit) for income taxes	3,463	(262)	(388)	—	2,813
Net income (loss)	$14,837	$(1,397)	$37,954	$(40,000)	$11,394

Total assets at year end	$3,657,982	$89,461	$391,692	$(486,014)	$3,653,121
Goodwill at year end	$59,582	$10,506	$—	$—	$70,088

	Year Ended December 31, 2017

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$72,495	$1,707	$146	$—	$74,348
Provision for loan losses	2,416	—	—	—	2,416
Net interest income, after provision for loan losses	70,079	1,707	146	—	71,932
Mortgage banking income:
Changes in mortgage servicing rights fair value	(785)	(1,271)	—	—	(2,056)
Other	2,740	36,511	—	—	39,251
Total mortgage banking income	1,955	35,240	—	—	37,195
Other noninterest income	17,295	44	—	—	17,339
Total noninterest income	19,250	35,284	—	—	54,534
Noninterest expense	74,460	34,181	773	—	109,414
Income (loss) before income taxes	14,869	2,810	(627)	—	17,052
Provision (benefit) for income taxes	7,382	(998)	289	—	6,673
Net income (loss)	$7,487	$3,808	$(916)	$—	$10,379

Total assets at year end	$2,647,510	$96,462	$343,896	$(402,948)	$2,684,920
Goodwill at year end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2016

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$59,122	$1,873	$—	$—	$60,995
Provision for loan losses	4,172	—	—	—	4,172
Net interest income, after provision for loan losses	54,950	1,873	—	—	56,823
Mortgage banking income:
Changes in mortgage servicing rights fair value	(778)	(352)	—	—	(1,130)
Other	4,857	47,272	—	—	52,129
Total mortgage banking income	4,079	46,920	—	—	50,999
Other noninterest income	16,091	13	—	—	16,104
Total noninterest income	20,170	46,933	—	—	67,103
Noninterest expense	68,255	41,663	4,780	—	114,698
Income (loss) before income taxes	6,865	7,143	(4,780)	—	9,228
Provision (benefit) for income taxes	2,195	3,076	(1,974)	—	3,297
Net income (loss)	$4,670	$4,067	$(2,806)	$—	$5,931

Total assets at year end	$2,446,613	$121,585	$329,409	$(449,297)	$2,448,310
Goodwill at year end	$3,186	$10,179	$—	$—	$13,365

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

26.CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Condensed financial information relative to HarborOne Bancorp, Inc.’s balance sheet at December 31, 2018 and 2017 and the related statements of net income and cash flows for the years ended December 31, 2018, 2017 and 2016 are presented below.  The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated company.

Balance Sheet	December 31,
	2018	2017
	(in thousands)

Assets
Cash and due from banks	$9,952	$69,414
Investment in common stock of HarborOne Bank	370,574	262,504
Loan receivable - ESOP	10,440	10,844
Other assets	726	1,134
Total assets	$391,692	$343,896

Liabilities and Stockholders' Equity
Subordinated debt	$33,799	$—
Other liabilities and accrued expenses	180	412
Due to subsidiary	139	—
Stockholders' equity	357,574	343,484
Total liabilities and stockholders' equity	$391,692	$343,896

Statement of Net Income	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Dividends from subsidiary	$40,000	$—	$—
Interest from bank deposits	163	63	—
Interest on short-term investments	12	83	—
Interest on ESOP loan	488	422	211
Total income	40,663	568	211
Interest expense	741	—	—
Operating expenses	2,356	1,195	4,991
Total expenses	3,097	1,195	4,991
Income (loss) before income taxes and equity in undistributed net income of HarborOne Bank	37,566	(627)	(4,780)
Income tax provision (benefit)	(388)	289	(1,974)
Income (loss) before equity in income of subsidiaries	37,954	(916)	(2,806)
Equity in undistributed net income (loss) of HarborOne Bank	(26,560)	11,295	8,737
Net income	$11,394	$10,379	$5,931

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

Statement of Cash Flows	Year Ended December 31,
	2018	2017	2016
	(in thousands)

Cash flows from operating activities:
Net income	$11,394	$10,379	$5,931
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net (income) loss of HarborOne Bank	26,560	(11,295)	(8,737)
Issuance of common stock to the HarborOne Foundation	—	—	3,855
Deferred income tax provision (benefit)	440	445	(1,548)
Share-based compensation	1,568	600	—
Net change in other assets	(841)	1,065	(1,096)
Net change in other liabilities	577	385	25
Net cash provided (used) by operating activities	39,698	1,579	(1,570)

Cash flows from investing activities:
Investment in HarborOne Bank	(10,000)	—	(60,000)
Repayment of ESOP loan	404	417	611
Cash paid for acquisitions, net of cash acquired	(122,235)	—	—
Net cash provided (used) by investing activities	(131,831)	417	(59,389)

Cash flows from financing activities:
Issuance of common stock	—	—	140,529
Repurchase of common stock	(1,267)	(280)	—
Purchase of shares by ESOP	—	—	(11,872)
Proceeds from advance from subsidiary	139	—	—
Proceeds from subordinated debt issuance	33,720	—	—
Amortization of subordinated debt issuance costs	79	—	—
Net cash provided (used) by financing activities	32,671	(280)	128,657

Net change in cash and cash equivalents	(59,462)	1,716	67,698
Cash and cash equivalents at beginning of year	69,414	67,698	—
Cash and cash equivalents at end of year	$9,952	$69,414	$67,698

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements

27.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018 (1)	2017
	(in thousands, except share data)

Interest and dividend income	$24,685	$21,149	$26,251	$21,912	$27,849	$23,414	$36,923	$23,809
Interest expense	4,561	3,717	5,356	3,697	6,728	4,145	10,133	4,377
Net interest and dividend income	20,124	17,432	20,895	18,215	21,121	19,269	26,790	19,432
Provision for loan losses	808	265	886	470	632	921	1,502	760
Other noninterest income	11,349	11,454	12,557	14,299	13,640	14,627	11,647	14,154
Realized securities gains and impairment losses, net	—	—	—	—	—	—	5	—
Total noninterest income	11,349	11,454	12,557	14,299	13,640	14,627	11,652	14,154
Total noninterest expenses	27,599	24,405	28,518	26,878	27,383	28,438	36,593	29,693
Provision (benefit) for income taxes	814	1,481	945	1,953	818	1,699	236	1,540
Net income (loss)	$2,252	$2,735	$3,103	$3,213	$5,928	$2,838	$111	$1,593

Basic earnings per share	$0.07	$0.09	$0.10	$0.10	$0.19	$0.09	$—	$0.05
Diluted earnings per share	$0.07	$0.09	$0.10	$0.10	$0.19	$0.09	$—	$0.05
Weighted average common shares, basic	31,569,811	30,998,163	31,578,961	31,013,002	31,575,210	31,303,281	31,571,467	31,582,069
Weighted average common shares, diluted	31,569,811	30,998,163	31,578,961	31,013,002	31,575,811	31,303,281	31,571,467	31,582,069

(1) Increases in income and expenses are primarily due to the acquisition of Coastway Bank on October 5, 2018, including the related merger expenses.

28.SUBSEQUENT EVENT

On March 5, 2019, the Board of Trustees of HarborOne Mutual Bancshares (“HarborOne Mutual”) and the Boards of Directors of the Company and the Bank adopted a Plan of Conversion (the “Plan”). Pursuant to the Plan, HarborOne Mutual will convert from the mutual holding company form of organization to the fully public form. HarborOne Mutual will be merged into the Company, and HarborOne Mutual will no longer exist. The Company will then merge into a new Massachusetts corporation named HarborOne NorthEast Bancorp, Inc., which will change its name to HarborOne Bancorp., Inc. upon completion of conversion. As part of the conversion, HarborOne Mutual’s ownership interest in the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of HarborOne NorthEast Bancorp, Inc., the new Massachusetts corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of common stock of the new Massachusetts corporation that they owned immediately prior to the completion of the conversion and public offering (excluding shares purchased in the stock offering and cash received in lieu of fractional shares), giving effect to certain assets held by HarborOne Mutual. When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Massachusetts corporation. The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to HarborOne Mutual’s ownership interest in the equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of HarborOne Mutual as of the date of the latest statement of financial condition of HarborOne Mutual prior to the consummation of the conversion (excluding its ownership of the Company). Following the completion of the conversion, HarborOne Bancorp, Inc. and the Bank will not be permitted to pay dividends on their capital stock if HarborOne Bancorp, Inc.’s shareholders’ equity or the Bank’s shareholder’s equity would be reduced below the amount of HarborOne Bancorp, Inc.’s or the Bank’s liquidation account, as applicable. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Direct costs incurred totaling $207,000 have been deferred as of March 5, 2019 related to the conversion.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2018. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s proxy statement relating to its May 16, 2019 Annual Meeting of Stockholders (the “Definitive Proxy Statement”) that will be filed with the Commission within 120 days following the fiscal year end December 31, 2018 under the headings of “Board of Director Information,” “Executive Officer Information,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 about the securities authorized for issuance under the Company’s equity compensation plan, the 2017 Stock Option and Incentive Plan. The Company’s shareholders previously approved the plan and all amendments are subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

	Number of		Number of
	Securities		Securities
	to Be Issued Upon		Remaining
	Exercise of	Weighted Average	Available for
	Outstanding	Exercise Price of	Future Issuance
	Options,	Outstanding	(Excluding
	Warrants,	Options, Warrants	Securities in
	and Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders (1)	990,520	$18.24	$562,776
Equity compensation plans not approved by shareholders	—	—	—
Total	990,520	$18.24	$562,776

(1) Shares under the 2017 Stock Option and Incentive Plan may be issued as stock options or restricted stock awards.  There are 493,464 stock options and 69,312 restricted stock awards available for future issuance.

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
2.2

Agreement and Plan of Merger, dated as of March 14, 2018 among HarborOne Bancorp, Inc., Massachusetts Acquisitions, LLC and Coastway Bancorp, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2018)

3.1

Articles of Organization of HarborOne Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

3.2	By-Laws of HarborOne Bancorp, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
4.1

Form of Common Stock Certificate of HarborOne Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

4.2

Indenture, dated August 30, 2018 by and between HarborOne Bancorp, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)

4.3

Form of 5.625% Fixed to Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)

10.1+

HarborOne Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

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
10.5+

Form of Restricted Stock Award Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.6+

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.7+

Form of Non-Qualified Stock Option Agreement for Employees Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.8+

Form of Incentive Stock Option Agreement Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2017)

10.9+

Form of Change in Control Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.10+

HarborOne Bank Director Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)

10.11+

First Amendment to Director Retirement Plan (incorporated by reference to Exhibit 10.11 to Amendment No.1 of the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 8, 2016)

10.12

Form of Subordinated Note Purchase Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)

10.13

Form of Registration Rights Agreement, dated August 30, 2018, by and among HarborOne Bancorp, Inc. and the Purchasers (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 30, 2018)

21*	Subsidiaries of the Registrant
23*	Consent of Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 4, 2016)
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or agreement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date:	March 11, 2019	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 11, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ James W. Blake	By:	/s/ Linda H. Simmons
	James W. Blake		Linda H. Simmons
	Chief Executive Officer and Director		Senior Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Accounting and Financial Officer)
	Date: March 11, 2019		Date: March 11, 2019

By:	/s/ Joseph F. Barry	By:	/s/ Timothy R. Lynch
	Joseph F. Barry,		Timothy R. Lynch,
	Director		Director
	Date: March 11, 2019		Date: March 11, 2019

By:	/s/ Mandy Lee Berman	By:	/s/ William A. Payne
	Mandy Lee Berman,		William A. Payne,
	Director		Director
	Date: March 11, 2019		Date: March 11, 2019

By:	/s/ Joseph F. Casey	By:	/s/ Wallace H. Peckham, III
	Joseph F. Casey		Wallace H. Peckham, III,
	President, Chief Operating Officer and Director		Director
	Date: March 11, 2019		Date: March 11, 2019

By:	/s/ David P. Frenette, Esq.	By:	/s/ Michael J. Sullivan, Esq.
	David P. Frenette, Esq.,		Michael J. Sullivan, Esq.
	Director		Chairman and Director
	Date: March 11, 2019		Date: March 11, 2019

By:	/s/ Gordon Jezard	By:	/s/ Damian W. Wilmot
	Gordon Jezard,		Damian W. Wilmot
	Director		Director
	Date: March 11, 2019		Date: March 11, 2019

By:	/s/ Barry R. Koretz
Barry R. Koretz,
Director
Date: March 11, 2019