Form 10-Q
period 2019-03-31
HarborOne Bancorp, Inc.
filed 2019-05-09
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	HONE	The NASDAQ Stock Market, LLC

As of May 1, 2019 there were 32,560,136 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
(in thousands, except share data)	2019	2018

Assets
Cash and due from banks	$25,227	$27,686
Short-term investments	76,328	77,835
Total cash and cash equivalents	101,555	105,521

Securities available for sale, at fair value	219,966	209,293
Securities held to maturity, at amortized cost	41,104	44,688
Federal Home Loan Bank stock, at cost	16,134	24,969
Loans held for sale, at fair value	32,449	42,107
Loans	3,000,529	2,985,507
Less: Allowance for loan losses	(21,282)	(20,655)
Net loans	2,979,247	2,964,852
Accrued interest receivable	10,333	9,996
Other real estate owned and repossessed assets	983	749
Mortgage servicing rights, at fair value	20,231	22,217
Property and equipment, net	57,364	57,045
Retirement plan annuities	13,028	12,931
Bank-owned life insurance	44,882	44,635
Deferred income taxes, net	6,023	6,727
Goodwill and other intangible assets	77,374	78,467
Other assets	35,323	28,924
Total assets	$3,655,996	$3,653,121

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$432,961	$412,906
Interest-bearing deposits	2,285,744	2,194,647
Brokered deposits	117,940	77,508
Total deposits	2,836,645	2,685,061
Short-term borrowed funds	126,000	290,000
Long-term borrowed funds	229,935	229,936
Subordinated debt	33,812	33,799
Mortgagors' escrow accounts	5,102	4,551
Accrued interest payable	940	1,611
Other liabilities and accrued expenses	60,114	50,589
Total liabilities	3,292,548	3,295,547

Commitments and contingencies (Notes 10 and 11)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,641,812 and 32,645,161 shares issued; 32,560,136 and 32,563,485 shares outstanding at March 31, 2019 and December 31, 2018, respectively	327	327
Additional paid-in capital	153,326	152,156
Retained earnings	221,155	219,088
Treasury stock, at cost, 81,676 shares at March 31, 2019 and December 31, 2018, respectively	(1,548)	(1,548)
Accumulated other comprehensive income (loss)	130	(2,358)
Unearned compensation - ESOP	(9,942)	(10,091)
Total stockholders' equity	363,448	357,574
Total liabilities and stockholders' equity	$3,655,996	$3,653,121

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2019	2018

Interest and dividend income:
Interest and fees on loans	$34,365	$22,504
Interest on loans held for sale	358	411
Interest on taxable securities	1,663	1,279
Interest on non-taxable securities	184	217
Other interest and dividend income	483	274
Total interest and dividend income	37,053	24,685

Interest expense:
Interest on deposits	8,243	3,523
Interest on FHLB borrowings	2,275	1,038
Interest on subordinated debentures	505	—
Total interest expense	11,023	4,561

Net interest and dividend income	26,030	20,124
Provision for loan losses	857	808

Net interest income, after provision for loan losses	25,173	19,316

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(2,151)	1,022
Other	6,653	6,261
Total mortgage banking income	4,502	7,283
Deposit account fees	3,778	2,967
Income on retirement plan annuities	96	113
Bank-owned life insurance income	253	239
Other income	1,213	747
Total noninterest income	9,842	11,349

Noninterest expense:
Compensation and benefits	19,245	16,352
Occupancy and equipment	4,448	3,275
Data processing	2,046	1,553
Loan expenses	1,271	1,262
Marketing	958	999
Deposit expenses	350	330
Postage and printing	488	366
Professional fees	946	968
Foreclosed and repossessed assets	(71)	63
Deposit insurance	666	494
Merger expenses	—	486
Other expenses	2,245	1,451
Total noninterest expense	32,592	27,599

Income before income taxes	2,423	3,066

Income tax provision	356	814

Net income	$2,067	$2,252

Earnings per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07
Weighted average shares outstanding:
Basic	31,561,761	31,569,811
Diluted	31,561,761	31,569,811

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018

Net income	$2,067	$2,252
Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses)	3,191	(2,647)
Related tax effect	(703)	582
Net-of-tax amount	2,488	(2,065)

Comprehensive income	$4,555	$187

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2017	32,647,395	$327	$147,060	$207,590	$(280)	$(528)	$(10,685)	$343,484

Comprehensive income (loss)	—	—	—	2,252	—	(2,065)	—	187

Reclassification of stranded effect of tax rate change	—	—	—	104	—	(104)	—	—

ESOP shares committed to be released (14,840 shares)	—	—	133	—	—	—	149	282

Share-based compensation expense	—	—	1,366	—	—	—	—	1,366

Treasury stock purchased	(24,700)	—	—	—	(462)	—	—	(462)

Balance at March 31, 2018	32,622,695	327	148,559	209,946	(742)	(2,697)	(10,536)	344,857

Balance at December 31, 2018	32,563,485	327	152,156	219,088	(1,548)	(2,358)	(10,091)	357,574

Comprehensive income	—	—	—	2,067	—	2,488	—	4,555

ESOP shares committed to be released (14,840 shares)	—	—	90	—	—	—	149	239

Restricted stock awards forfeited, net of awards issued	(3,349)	—	—	—	—	—	—	—

Share-based compensation expense	—	—	1,080	—	—	—	—	1,080

Balance at March 31, 2019	32,560,136	327	153,326	221,155	(1,548)	130	(9,942)	363,448

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income	$2,067	$2,252
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	857	808
Net amortization of securities premiums/discounts	90	146
Net amortization of net deferred loan costs/fees and premiums	667	907
Depreciation and amortization of premises and equipment	1,084	718
Change in mortgage servicing rights fair value	2,151	(1,022)
Mortgage servicing rights capitalized	(165)	(582)
Amortization of consumer servicing rights	9	12
Accretion of fair value adjustment on loans and deposits, net	(431)	(134)
Amortization of other intangible assets	640	22
Amortization of subordinated debt issuance costs	13	—
Bank-owned life insurance income	(247)	(239)
Income on retirement plan annuities	(96)	(113)
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(92)	26
Deferred income tax expense	1	—
ESOP expense	239	282
Share-based compensation expense	1,080	1,366
Net change in:
Loans held for sale	9,658	25,331
Other assets and liabilities, net	2,561	(1,067)
Net cash provided by operating activities	20,086	28,713

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	7,404	5,982
Purchases	(14,903)	(20,012)
Activity in securities held to maturity:
Maturities, prepayment and calls	3,511	691
Net redemption of FHLB stock	8,835	1,994
Participation-in loan purchases	(14,497)	(4,875)
Loan originations, net of principal payments	(1,717)	(34,830)
Proceeds from sale of other real estate owned and repossessed assets	848	165
Additions to property and equipment	(1,403)	(405)
Net cash used by investing activities	(11,922)	(51,290)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash flows from financing activities:
Net increase in deposits	151,320	113,474
Net change in borrowed funds with maturities less than ninety days	(164,000)	(44,000)
Proceeds from other borrowed funds and subordinated debt	—	10,000
Repayment of other borrowed funds	(1)	(30,001)
Net change in mortgagors' escrow accounts	551	85
Treasury stock purchased	—	(462)
Net cash (used) provided by financing activities	(12,130)	49,096

Net change in cash and cash equivalents	(3,966)	26,519

Cash and cash equivalents at beginning of period	105,521	80,791

Cash and cash equivalents at end of period	$101,555	$107,310

Supplemental cash flow information:
Interest paid on deposits	$8,229	$3,561
Interest paid on borrowed funds	3,470	1,084
Income taxes paid, net	555	730
Transfer of loans to other real estate owned and repossessed assets	990	313

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The unaudited interim Consolidated Financial Statements of HarborOne Bancorp, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by the U.S. generally accepted accounting principles (“GAAP”).  In the opinion of management, all adjustments and disclosures considered necessary for the fair presentation of the accompanying Consolidated Financial Statements have been included.  Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2018 and 2017 and notes thereto included in the Company’s Annual Report on Form 10-K.

The unaudited interim Consolidated Financial Statements include the accounts of the Company; the Company’s subsidiaries, Legion Parkway Company LLC, a security corporation formed on July 13, 2016, HarborOne Bank (the “Bank”); and the Bank’s wholly-owned subsidiaries.  The Bank’s subsidiaries consist of a mortgage company, a passive investment corporation and two security corporations.  Merrimack Mortgage Company, LLC was acquired and became a wholly-owned subsidiary of the Bank on July 1, 2015, and effective April 3, 2018 became HarborOne Mortgage, LLC (“HarborOne Mortgage”).  The security corporations were established for the purpose of buying, holding and selling securities on their own behalf.  The passive investment corporation maintains and manages certain assets of the Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

Effective October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”) the holding company of Coastway Community Bank in an all cash transaction valued at approximately $125.6 million, with $835.1 million in total assets, $736.2 million in gross loans and $478.3 million in deposits.

Stock Conversion

On June 29, 2016, the Bank reorganized into a two-tier mutual holding company structure with the Company as a mid-tier stock holding company. The Company sold 14,454,396 shares of common stock at $10.00 per share, including 1,187,188 shares purchased by the Company’s Employee Stock Ownership Plan (“ESOP”). In addition, the Company issued 17,281,034 shares to HarborOne Mutual Bancshares (the “MHC”) and 385,450 shares to The HarborOne Foundation, a charitable foundation formed in connection with the stock offering and dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 32,120,880 shares of common stock were outstanding following the completion of the stock offering. The direct costs of the Company’s stock offering of $3.9 million were deferred and deducted from the proceeds of the offering.

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

Plan of Conversion and Reorganization

On March 5, 2019, the Board of Trustees of the MHC adopted a Plan of Conversion pursuant to which the MHC will reorganize into a fully-public stock holding company structure and will conduct an offering of shares of common stock.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

In the conversion, the Bank will become a wholly-owned subsidiary of a new holding company, which will also be named HarborOne Bancorp, Inc. Shares of Company common stock held by persons other than the MHC will be converted into shares of common stock of the new holding company pursuant to an exchange ratio designed to preserve the approximate percentage ownership interests of such persons, excluding any shares purchased in the stock offering and receipt of cash in lieu of fractional shares. Shares of Company common stock owned by the MHC will be canceled and the amount of the MHC’s ownership interest in the Company will be sold in an offering. In the offering, depositors of the Bank and former depositors of Coastway Community Bank, with qualifying deposits as of February 28, 2018, will have first priority to purchase the new shares of common stock. The offering is expected to close in the second half of 2019 and is subject to customary conditions, including the required regulatory approvals. As of March 31,2019 other assets includes $929,000 in capitalized costs for the offering.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 24 full-service branches in Massachusetts and Rhode Island, one limited-service bank branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains 34 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey and is also licensed to lend in five additional states.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate, commercial construction and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

pertaining to the general component of the allowance for loan losses during 2018 or the three months ended March 31, 2019.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of March 31, 2019, there is no significant difference in the comparability of the financial statements as a result of this extended transition period.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

corrections if a company applies the shortcut method inappropriately.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not have any derivatives within the scope of the ASU.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  For public entities that are SEC filers, this ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For non-public entities, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Management has identified an implementation team that is in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

In February 2016, FASB issued ASU 2016-02,  Leases (Topic 842).  This update requires a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term leases.  For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  For non-public business entities, this update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities but no material impact to the Consolidated Statement of Income, for arrangements previously accounted for as operating leases.

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Management currently does not expect adoption of this ASU to have a material impact on the Company's Consolidated Financial Statements as the Company does not currently hold any equity securities.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. For public business entities, this ASU is effective for annual reporting periods, including interim periods, beginning after December 15, 2017. For non-public business entities, this ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  The Bank's primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance.  The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2019, with no material impact on its Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

March 31, 2019:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$27,996	$166	$170	$27,992
U.S. government agency and government-sponsored residential mortgage-backed securities	116,484	980	638	116,826
U.S. government-sponsored collateralized mortgage obligations	30,143	43	145	30,041
SBA asset-backed securities	45,175	367	435	45,107
Total securities available for sale	$219,798	$1,556	$1,388	$219,966

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$14,447	$65	$234	$14,278
U.S. government-sponsored collateralized mortgage obligations	1,668	51	—	1,719
SBA asset-backed securities	5,550	60	26	5,584
Municipal bonds	19,439	425	—	19,864
Total securities held to maturity	$41,104	$601	$260	$41,445

December 31, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$27,997	$71	$527	$27,541
U.S. government agency and government-sponsored residential mortgage-backed securities	105,340	335	1,658	104,017
U.S. government-sponsored collateralized mortgage obligations	31,293	—	365	30,928
SBA asset-backed securities	47,686	106	985	46,807
Total securities available for sale	$212,316	$512	$3,535	$209,293

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$15,025	$63	$481	$14,607
U.S. government-sponsored collateralized mortgage obligations	1,724	29	—	1,753
SBA asset-backed securities	5,818	42	41	5,819
Municipal bonds	22,121	406	—	22,527
Total securities held to maturity	$44,688	$540	$522	$44,706

Three mortgage-backed securities with a combined fair value of $7.6 million are pledged as collateral for interest rate swap agreements as of March 31, 2019 (see Note 11).  There were no securities pledged as collateral as of December 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2019 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

After 5 years through 10 years	$27,996	$27,992	$5,302	$5,475
Over 10 years	—	—	14,137	14,389
	27,996	27,992	19,439	19,864

U.S. government agency and government-sponsored residential mortgage-backed securities	116,484	116,826	14,447	14,278
U.S. government-sponsored collateralized mortgage obligations	30,143	30,041	1,668	1,719
SBA asset-backed securities	45,175	45,107	5,550	5,584

Total	$219,798	$219,966	$41,104	$41,445

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of three to 28 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

During the three months ended March 31, 2019, there were no sales of securities and proceeds of $2.7 million on calls of three held to maturity securities.  There were no sales or calls of securities during the three months ended March 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at March 31, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

March 31, 2019:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$170	$17,817
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	638	56,736
U.S. government-sponsored collateralized mortgage obligations	—	—	145	19,498
SBA asset-backed securities	—	—	435	30,670
	$—	$—	$1,388	$124,721

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$234	$12,674
SBA asset-backed securities	—	—	26	2,687
	$—	$—	$260	$15,361

December 31, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$527	$17,460
U.S. government agency and government-sponsored residential mortgage-backed securities	55	12,714	1,603	67,060
U.S. government-sponsored collateralized mortgage obligations	—	—	365	30,928
SBA asset-backed securities	—	—	985	36,860
	$55	$12,714	$3,480	$152,308

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$481	$12,938
SBA asset-backed securities	—	—	41	2,834
	$—	$—	$522	$15,772

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At March 31, 2019, 52 debt securities with an amortized cost of $141.7 million have unrealized losses with aggregate depreciation of 1.16% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at March 31, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS HELD FOR SALE

At March 31, 2019 and December 31, 2018, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	March 31,	December 31,
	2019	2018
	(in thousands)

Loans held for sale, fair value	$32,449	$42,107
Loans held for sale, contractual principal outstanding	31,323	40,692
Fair value less unpaid principal balance	$1,126	$1,415

4.LOANS

A summary of the balances of loans follows:

	March 31,	December 31,
	2019	2018
	(in thousands)

Residential real estate:
One- to four-family	$946,389	$942,659
Second mortgages and equity lines of credit	154,388	158,138
Residential real estate construction	14,647	14,659
Commercial real estate	952,404	934,420
Commercial construction	158,504	161,660
Total mortgage loans on real estate	2,226,332	2,211,536

Commercial	299,658	277,271

Consumer loans:
Auto	457,781	478,863
Personal	11,565	12,582
Total consumer loans	469,346	491,445

Total loans	2,995,336	2,980,252

Net deferred loan costs	5,193	5,255
Allowance for loan losses	(21,282)	(20,655)
Loans, net	$2,979,247	$2,964,852

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At March 31, 2019 and December 31, 2018, the Company was servicing loans for participants aggregating $146.6 million and $140.9 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans purchased from Coastway included $5.4 million in purchased credit impaired loans. The purchased credit impaired loans were primarily residential real estate loans. The contractual amount outstanding and carrying value of these loans at March 31, 2019 were $5.1 million and $5.0 million, respectively. The expected cash flow of the pool is $5.3 million and the accretable yield is $186,000. During the three months ended March 31, 2019, $35,000 was accreted into interest income. Purchased credit impaired loans (“PCI”) are not included in the Company’s impaired loan balances in the following tables. At March 31, 2019, $2.3 million of PCI loans are included in the delinquency table and $1.6 million are included in the nonaccrual table. At December 31, 2018, $2.2 million of PCI loans are were included in the delinquency table and $500,000 were included in the nonaccrual table.

The following is the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2017	$4,000	$7,835	$1,810	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(130)	385	366	33	329	(175)	808
Charge-offs	—	—	—	(345)	(140)	—	(485)
Recoveries	7	—	—	1	43	—	51
Balance at March 31, 2018	$3,877	$8,220	$2,176	$1,943	$1,232	$1,415	$18,863

Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(113)	287	(37)	560	157	3	857
Charge-offs	(20)	—	—	(40)	(266)	—	(326)
Recoveries	14	5	—	13	64	—	96
Balance at March 31, 2019	$3,120	$10,351	$2,670	$2,819	$1,109	$1,213	$21,282

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Allocation of the allowance to loan segments at March 31, 2019 and December 31, 2018 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

March 31, 2019:
Loans:
Impaired loans	$31,795	$183	$—	$7,229	$—	$—	$39,207
Non-impaired loans	1,083,629	952,221	158,504	292,429	469,346	—	2,956,129
Total loans	$1,115,424	$952,404	$158,504	$299,658	$469,346	$—	$2,995,336
Allowance for loan losses:
Impaired loans	$1,123	$—	$—	$376	$—	$—	$1,499
Non-impaired loans	1,997	10,351	2,670	2,443	1,109	1,213	19,783
Total allowance for loan losses	$3,120	$10,351	$2,670	$2,819	$1,109	$1,213	$21,282

December 31, 2018:
Loans:
Impaired loans	$30,720	$2,502	$-	$3,826	$—	$—	$37,048
Non-impaired loans	1,084,736	931,918	161,660	273,445	491,445	—	2,943,204
Total loans	$1,115,456	$934,420	$161,660	$277,271	$491,445	$—	$2,980,252
Allowance for loan losses:
Impaired loans	$1,205	$—	$—	$53	$—	$—	$1,258
Non-impaired loans	2,034	10,059	2,707	2,233	1,154	1,210	19,397
Total allowance for loan losses	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at March 31, 2019 and December 31, 2018:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

March 31, 2019
Residential real estate:
One- to four-family	$4,342	$2,583	$4,503	$11,428	$12,104
Second mortgages and equity lines of credit	485	389	674	1,548	1,636
Commercial real estate	348	—	—	348	—
Commercial	1,564	276	2,541	4,381	4,235
Consumer:
Auto	1,732	408	244	2,384	304
Personal	52	9	3	64	4
Total	$8,523	$3,665	$7,965	$20,153	$18,283

December 31, 2018
Residential real estate:
One- to four-family	$1,283	$4,554	$6,516	$12,353	$12,120
Second mortgages and equity lines of credit	846	237	754	1,837	1,649
Commercial real estate	—	—	298	298	298
Commercial	34	550	2,575	3,159	3,087
Consumer:
Auto	2,099	446	452	2,997	541
Personal	41	56	5	102	16
Total	$4,303	$5,843	$10,600	$20,746	$17,711

At March 31, 2019 and December 31, 2018, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$12,985	$14,268	$—	$11,518	$12,054	$—
Commercial real estate	183	197	—	2,502	2,596	—
Commercial	6,627	6,313	—	3,761	4,672	—
Total	19,795	20,778	—	17,781	19,322	—

Impaired loans with a valuation allowance:
Residential	18,810	19,413	1,123	19,202	19,634	1,205
Commercial	602	602	376	65	65	53
Total	19,412	20,015	1,499	19,267	19,699	1,258

Total impaired loans	$39,207	$40,793	$1,499	$37,048	$39,021	$1,258

	Three Months Ended March 31,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$31,258	$539	$444	$33,393	$576	$482
Commercial real estate	1,343	—	—	310	—	—
Commercial construction	—	—	—	65	—	—
Commercial	5,528	13	13	2,885	8	5
Total	$38,129	$552	$457	$36,653	$584	$487

Interest income recognized and interest income recognized on a cash basis in the table above represents interest income for the three months ended March 31, 2019 and 2018, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDR loan modifications for the three months ended March 31, 2019 and 2018.

The recorded investment in TDRs was $21.6 million and $22.2 million at March 31, 2019 and December 31, 2018, respectively.  Of these loans, $3.6 million and $4.3 million were on non-accrual at March 31, 2019 and December 31, 2018, respectively.

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

During the three months ended March 31, 2019 and 2018, there were no payment defaults on TDRs.

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

The following table presents the Company’s loans by risk rating at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$939,687	$290,626	$143,968	$919,305	$268,280	$147,124
Loans rated 7	10,562	1,824	14,536	10,595	5,165	14,536
Loans rated 8	181	5,480	—	2,502	1,896	—
Loans rated 9	—	1,728	—	—	1,930	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	1,974	—	—	2,018	—	—
	$952,404	$299,658	$158,504	$934,420	$277,271	$161,660

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balance of mortgage loans serviced for others was $1.98 billion and $1.99 billion as of March 31, 2019 and December 31, 2018, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At March 31, 2019 and December 31, 2018, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	March 31,	December 31,
	2019	2018
Prepayment speed	11.02%	9.45%
Discount rate	9.33	9.32
Default rate	2.44	2.06

The following summarizes changes to MSRs for the three ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Balance, beginning of period	$22,217	$21,092
Additions	165	582
Changes in fair value due to:
Reductions from loans paid off during the period	(319)	(324)
Changes in valuation inputs or assumptions	(1,832)	1,346
Balance, end of period	$20,231	$22,696

Contractually specified servicing fees included in other mortgage banking income amounted to $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

6. GOODWILL

Goodwill was $69.6 million and $70.1 million as of March 31, 2019 and December 31, 2018, respectively. Our goodwill originated from the acquisition of Coastway in October 2018, Cumberland Mortgage in January 2018 and HarborOne Mortgage in 2015. The Company recorded fair value adjustments to reduce goodwill in the amount of $453,000 in the first quarter of 2019.

There has been no impairment in goodwill recorded as of March 31, 2019. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

7.DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)

NOW and demand deposit accounts	$574,379	$556,517
Regular savings and club accounts	497,697	482,088
Money market deposit accounts	842,824	758,933
Total non-certificate accounts	1,914,900	1,797,538

Term certificate accounts greater than $250,000	176,147	180,305
Term certificate accounts less than or equal to $250,000	627,658	629,710
Brokered deposits	117,940	77,508
Total certificate accounts	921,745	887,523
Total deposits	$2,836,645	$2,685,061

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions.  The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors.  At March 31, 2019 and December 31, 2018, total reciprocal deposits were $112.4 million and $110.4 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at March 31, 2019 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$624,363	2.19%
Over 1 year to 2 years	197,611	2.39
Over 2 years to 3 years	75,970	1.90
Over 3 years to 4 years	21,712	2.01
Over 4 years to 5 years	4,169	1.99
Total certificate deposits	923,825	2.20%
Less unaccreted acquisition discount	(2,080)
Total certificate deposits, net	$921,745

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.FHLB BORROWINGS

Borrowed funds at March 31, 2019 and December 31, 2018 consist of Federal Home Loan Bank (“FHLB”) advances.  Short-term advances were $126.0 million with a weighted average rate of 2.69% at March 31, 2019.  Short-term advances were $290.0 million with a weighted average rate of 2.65% at December 31, 2018.  Long-term advances are summarized by maturity date below.

	March 31, 2019			December 31, 2018
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2019	$90,000	$120,000	2.06%	$90,000	120,000	2.06%
2020	77,000	87,000	2.25	77,000	87,000	2.25
2021	41,750	21,750	1.87	41,750	21,750	1.95
2022	—	—	—	—	—	0.00
2023	20,198	198	2.75	20,199	199	1.56
2024	—	—	—	—	—	—
2025 and thereafter	987	987	—	987	987	—
	$229,935	$229,935	2.14%	$229,936	$229,936	2.05%

* Includes an amortizing advance requiring monthly principal and interest payments.

(1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date, while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rates are based on scheduled maturity dates.

The FHLB advances are secured by a blanket security agreement on qualified collateral defined primarily as 79% of the carrying value of first mortgage loans on residential property and 60% of certain other loans deemed acceptable to the FHLB of Boston.

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 75% of the carrying value of indirect auto loans with principal balances amounting to $76.5 million and $70.6 million, respectively, of which no amount was outstanding at March 31, 2019 and December 31, 2018, respectively.

9.INCOME TAXES

For the three months ended March 31, 2019, the Company recorded an expense of $356,000, representing an effective tax rate of 14.7%.  For the three months ended March 31, 2018, the Company recorded an income tax expense of $814,000 representing an effective tax rate of 26.5%.  The decrease in effective tax rate for three months ended March 31, 2019 is due primarily to a 2014 Massachusetts state tax refund of $320,000 recognized in the quarter.

10.OTHER COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and advance

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

The following off-balance sheet financial instruments were outstanding at March 31, 2019 and December 31, 2018.  The contract amounts represent credit risk.

	March 31,	December 31,
	2019	2018
	(in thousands)

Commitments to grant loans	$95,994	$47,958
Unadvanced funds on home equity lines of credit	143,699	138,227
Unadvanced funds on revolving lines of credit	144,245	125,257
Unadvanced funds on construction loans	120,367	111,333

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

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at March 31, 2019 and December 31, 2018.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $7.6 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

March 31, 2019:
Derivative loan commitments	$89,054	Other assets	$1,724	Other liabilities	$31
Forward loan sale commitments	85,500	Other assets	8	Other liabilities	508
Interest rate swaps	409,275	Other assets	6,187	Other liabilities	6,187
Risk participation agreements	107,711	Other assets	—	Other liabilities	—
Total			$7,919		$6,726

December 31, 2018:
Derivative loan commitments	$71,325	Other assets	$1,261	Other liabilities	$112
Forward loan sale commitments	54,500	Other assets	—	Other liabilities	518
Interest rate swaps	285,541	Other assets	3,193	Other liabilities	3,193
Risk participation agreements	80,418	Other assets	—	Other liabilities	—
Total			$4,454		$3,823

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents information pertaining to the Company’s derivative instruments in the Consolidated Statements of Income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2019	2018
		(in thousands)

Derivative loan commitments	Mortgage banking income	$544	$141
Forward loan sale commitments	Mortgage banking income	18	(64)
Total		$562	$77

12.STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees.

Expense related to awards granted to employees is recognized as compensation expense and expense related to awards granted to directors is recognized as directors' fees within noninterest expense. Total expense for the Equity Plan was $1.1 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.
•	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of nonqualified options to purchase shares of common stock:

Three Months Ended
March 31, 2019

Date of grant	2/27/2019
Options granted	294,354
Vesting period (years)	3
Expiration date	2/27/2029
Expected volatility	22%
Expected life (years)	6
Expected dividend yield	—%
Risk free interest rate	2.53%
Fair value per option	$4.44

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2019, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2019	990,520	$18.24			696,093	$5.07
Granted	294,354	16.12			294,354	4.44
Vested	—	—			—	—
Forfeited	(23,334)	18.35			(23,334)	5.07
Expired	(11,666)	18.35			—	—
Balance at March 31, 2019	1,249,874	$17.74	8.80	$317,902	967,113	$4.88
Exercisable at March 31, 2019	282,761	$18.35	8.02	$—
Unrecognized cost inclusive of directors' awards	$3,774,525
Weighted average remaining recognition period (years)	2.14

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the three months ended March 31, 2019:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2019	343,816	$18.36
Vested	—	—
Granted	6,318	15.83
Forfeited	(9,667)	18.35
Non-vested stock awards at March 31, 2019	340,467	$18.31
Unrecognized cost inclusive of directors' awards	$4,341,322
Weighted average remaining recognition period (years)	1.43

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

Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1, common equity Tier 1, and total risk-based capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

to one of several risk-weight categories, based primarily on relative risk.  The rules require banks and bank holding companies to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% and a total capital ratio of 8.0%.  In addition, a Tier 1 leverage ratio of 4.0% is required.  Additionally, the capital rules require a bank holding company to maintain a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases.

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

At March 31, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at March 31, 2019 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of March 31, 2019 and December 31, 2018 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(dollars in thousands)

HarborOne Bancorp, Inc.
March 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$288,046	9.9%	$130,643	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	288,046	9.9	174,190	6.0	N/A	N/A
Total capital to risk-weighted assets	344,328	11.9	232,254	8.0	N/A	N/A
Tier 1 capital to average assets	288,046	8.2	139,910	4.0	N/A	N/A

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$283,738	9.9%	$129,246	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	283,738	9.9	172,328	6.0	N/A	N/A
Total capital to risk-weighted assets	339,393	11.8	229,771	8.0	N/A	N/A
Tier 1 capital to average assets	283,738	8.2	137,919	4.0	N/A	N/A

HarborOne Bank
March 31, 2019
Common equity Tier 1 capital to risk-weighted assets	$301,320	10.4%	$130,609	4.5%	$188,658	6.5%
Tier 1 capital to risk-weighted assets	301,320	10.4	174,146	6.0	232,195	8.0
Total capital to risk-weighted assets	322,602	11.1	232,195	8.0	290,243	10.0
Tier 1 capital to average assets	301,320	8.6	139,876	4.0	174,845	5.0

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$296,738	10.3%	$129,250	4.5%	$186,694	6.5%
Tier 1 capital to risk-weighted assets	296,738	10.3	172,333	6.0	229,778	8.0
Total capital to risk-weighted assets	317,393	11.1	229,778	8.0	287,222	10.0
Tier 1 capital to average assets	296,738	8.6	137,784	4.0	172,230	5.0

14.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)

Securities available for sale:
Net unrealized gain (loss)	$168	$(3,023)
Related tax effect	(38)	665
Total accumulated other comprehensive income (loss)	$130	$(2,358)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	Available	Available
	for Sale	for Sale
	Securities	Securities
	(in thousands)

Balance at beginning of period	$(2,358)	$(528)

Other comprehensive income (loss) before reclassifications	3,191	(2,647)
Reclassification of stranded effect of tax rate change	—	(104)
Net current period other comprehensive income (loss)	3,191	(2,751)
Related tax effect	(703)	582
Balance at end of period	$130	$(2,697)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   The weighted average pull-through rate for derivative loan commitments was 86% at March 31, 2019 and December 31, 2018.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

March 31, 2019
Assets

Securities available for sale	$—	$219,966	$—	$219,966
Loans held for sale	—	32,449	—	32,449
Mortgage servicing rights	—	20,231	—	20,231
Derivative loan commitments	—	—	1,724	1,724
Forward loan sale commitments		—	8	8
Interest rate swaps	—	6,187	—	6,187
	$—	$278,833	$1,732	$280,565
Liabilities

Derivative loan commitments	$—	$—	$31	$31
Forward loan sale commitments	—	—	508	508
Interest rate swaps	—	6,187	—	6,187
	$—	$6,187	$539	$6,726

December 31, 2018
Assets

Securities available for sale	$—	$209,293	$—	$209,293
Loans held for sale	—	42,107	—	42,107
Mortgage servicing rights	—	22,217	—	22,217
Derivative loan commitments	—	—	1,261	1,261
Interest rate swaps	—	3,193	—	3,193
	$—	$276,810	$1,261	$278,071
Liabilities

Derivative loan commitments	$—	$—	$112	$112
Forward loan sale commitments	—	—	518	518
Interest rate swaps	—	3,193	—	3,193
	$—	$3,193	$630	$3,823

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended March 31, 2019 and 2018, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,261	$1,093

Total gains included in net income (1)	471	184
Balance at end of period	$1,732	$1,277

Changes in unrealized gains relating to instruments at period end	$1,732	$1,277

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(630)	$(119)

Total gains (losses) included in net income (1)	91	(107)
Balance at end of period	$(539)	$(226)

Changes in unrealized losses relating to instruments at period end	$(539)	$(226)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$691	$—	$—	$2,086
Other real estate owned and repossessed assets	—	—	983	—	—	749
	$—	$—	$1,674	$—	$—	$2,835

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at March 31, 2019 and December 31, 2018, respectively.

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Impaired loans	$325	$52
Other real estate owned and repossessed assets	42	37
	$367	$89

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

	March 31, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$101,555	$101,555	$—	$—	$101,555
Securities available for sale	219,966	—	219,966	—	219,966
Securities held to maturity	41,104	—	41,445	—	41,445
Federal Home Loan Bank stock	16,134	—	—	16,134	16,134
Loans held for sale	32,449	—	32,449	—	32,449
Loans, net	2,979,247	—	—	2,985,526	2,985,526
Retirement plan annuities	13,028	—	—	13,028	13,028
Mortgage servicing rights	20,231	—	20,231	—	20,231
Accrued interest receivable	10,333	—	10,333	—	10,333

Financial liabilities:
Deposits	2,836,645	—	—	2,828,037	2,828,037
Borrowed funds	355,935	—	355,281	—	355,281
Subordinated debt	33,812	—	—	34,262	34,262
Mortgagors' escrow accounts	5,102	—	—	5,102	5,102
Accrued interest payable	940	—	940	—	940

Derivative loan commitments:
Assets	1,724	—	—	1,724	1,724
Liabilities	31	—	—	31	31

Interest rate swap agreements:
Assets	6,187	—	6,187	—	6,187
Liabilities	6,187	—	6,187	—	6,187

Forward loan sale commitments:
Assets	8	—	—	8	8
Liabilities	508	—	—	508	508

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$105,521	$105,521	$—	$—	$105,521
Securities available for sale	209,293	—	209,293	—	209,293
Securities held to maturity	44,688	—	44,706	—	44,706
Federal Home Loan Bank stock	24,969	—	—	24,969	24,969
Loans held for sale	42,107	—	42,107	—	42,107
Loans, net	2,964,852	—	—	2,959,333	2,959,333
Retirement plan annuities	12,931	—	—	12,931	12,931
Mortgage servicing rights	22,217	—	22,217	—	22,217
Accrued interest receivable	9,996	—	9,996	—	9,996

Financial liabilities:
Deposits	2,685,061	—	—	2,678,989	2,678,989
Borrowed funds	519,936	—	518,224	—	518,224
Subordinated debt	33,799	—	—	34,338	34,338
Mortgagors' escrow accounts	4,551	—	—	4,551	4,551
Accrued interest payable	1,611	—	1,611	—	1,611

Derivative loan commitments:
Assets	1,261	—	—	1,261	1,261
Liabilities	112	—	—	112	112

Interest rate swap agreements:
Assets	3,193	—	3,193	—	3,193
Liabilities	3,193	—	3,193	—	3,193

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	518	—	—	518	518

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

	Three Months Ended March 31,
	2019	2018

Net income applicable to common stock (in thousands)	$2,067	$2,252

Average number of common shares outstanding	32,560,979	32,630,354
Less: Average unallocated ESOP shares	(999,218)	(1,060,543)
Average number of common shares outstanding used to calculate basic earnings per common share	31,561,761	31,569,811
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,561,761	31,569,811

Earnings per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Stock options for 1,249,874 and 1,326,063 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at March 31, 2019 and 2018 and for the three months then ended is presented in the tables below.

	Three Months Ended March 31, 2019
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$26,419	$109	$(498)	$—	$26,030
Provision for loan losses	857	—	—	—	857
Net interest income (loss), after provision for loan losses	25,562	109	(498)	—	25,173
Mortgage banking income:
Changes in mortgage servicing rights fair value	(570)	(1,581)	—	—	(2,151)
Other	222	6,431	—	—	6,653
Total mortgage banking income (loss)	(348)	4,850	—	—	4,502
Other noninterest income (loss)	5,352	(12)	—	—	5,340
Total noninterest income	5,004	4,838	—	—	9,842
Noninterest expense	24,865	7,352	375	—	32,592
Income (loss) before income taxes	5,701	(2,405)	(873)	—	2,423
Provision (benefit) for income taxes	1,446	(845)	(245)	—	356
Net income (loss)	$4,255	$(1,560)	$(628)	$—	$2,067

Total assets at period end	$3,659,586	$79,700	$397,183	$(480,473)	$3,655,996
Goodwill at period end	$58,875	$10,760	$—	$—	$69,635

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended March 31, 2018

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$19,867	$206	$51	$—	$20,124
Provision for loan losses	808	—	—	—	808
Net interest income, after provision for loan losses	19,059	206	51	—	19,316
Mortgage banking income:
Changes in mortgage servicing rights fair value	199	823	—	—	1,022
Other	522	5,739	—	—	6,261
Total mortgage banking income	721	6,562	—	—	7,283
Other noninterest income	4,051	15	—	—	4,066
Total noninterest income	4,772	6,577	—	—	11,349
Noninterest expense	20,423	6,771	405	—	27,599
Income (loss) before income taxes	3,408	12	(354)	—	3,066
Provision (benefit) for income taxes	910	4	(100)	—	814
Net income (loss)	$2,498	$8	$(254)	$—	$2,252

Total assets at period end	$2,699,560	$69,867	$344,566	$(378,416)	$2,735,577
Goodwill at period end	$3,186	$10,379	$—	$—	$13,565

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at March 31, 2019, and our results of operations for the three months ended March 31, 2019 and 2018. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission; acquisitions may not produce results at levels or within time frames originally anticipated; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity, fraud and natural disasters;  changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Business Combination

On October 5, 2018, the Company completed the acquisition of Coastway Bancorp, Inc. (“Coastway”) the holding company of Coastway Community Bank in an all cash transaction valued at approximately $125.6 million.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets.    Total assets increased $2.9 million, or 0.1%, to $3.66 billion at March 31, 2019 from $3.65 billion at December 31, 2018 primarily due to the continued execution of our commercial loan growth strategy, partially offset by decreases in loans held for sale and FHLB stock.

Cash and Cash Equivalents.    Cash and cash equivalents decreased $3.9 million to $101.6 million at March 31, 2019 from $105.5 million at December 31, 2018.

Loans Held for Sale.    Loans held for sale at March 31, 2019 were $32.4 million, a decrease of $9.7 million from $42.1 million at December 31, 2018, primarily reflecting lower residential mortgage loan demand in the first quarter of 2019.

Loans, net.    At March 31, 2019, net loans were $2.98 billion, an increase of $14.4 million, or 0.5%, from $2.96 billion at December 31, 2018, primarily due to an increase in commercial real estate and commercial loans, partially offset by a decrease in consumer loans. Total commercial real estate, commercial construction and commercial loans at March 31, 2019 were $1.41 billion, an increase of $37.2 million, or 2.7%, from $1.37 billion at December 31, 2018, reflecting our business strategy to increase commercial lending. Residential mortgage loans, including second mortgages, home equities and construction loans were flat and consumer loans decreased $22.1 million, or 4.5%. The allowance for loan losses was $21.3 million at March  31, 2019 and $20.7 million at December 31, 2018.

The following table provides the composition of our loan portfolio at the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$946,389	31.6%	$942,659	31.6%
Second mortgages and equity lines of credit	154,388	5.1	158,138	5.3
Residential construction	14,647	0.5	14,659	0.5
Commercial real estate	952,404	31.8	934,420	31.4
Commercial construction	158,504	5.3	161,660	5.4
Total real estate	2,226,332	74.3	2,211,536	74.2
Commercial	299,658	10.0	277,271	9.3
Consumer:
Auto	80,717	2.7	94,635	3.2
Auto lease loans	377,064	12.6	384,228	12.9
Personal	11,565	0.4	12,582	0.4
Total consumer	469,346	15.7	491,445	16.5
Total loans	2,995,336	100.0%	2,980,252	100.0%
Net deferred loan origination costs	5,193		5,255
Allowance for loan losses	(21,282)		(20,655)
Loans, net	$2,979,247		$2,964,852

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at March  31, 2019 were $261.1 million, an increase of $7.1 million, or 2.8%, from December 31, 2018.  There were $14.9 million in purchases of U.S government agency mortgage-backed securities, partially offset by $2.7 million in calls of obligations of state and political subdivisions and maturities and prepayments in the three months ended March 31, 2019. There were no sales in that period.  The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. government and government-sponsored enterprise obligations	$27,996	$27,992	$27,997	$27,541
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	146,627	146,867	136,633	134,945
SBA asset-backed securities	45,175	45,107	47,686	46,807
Total securities available for sale	$219,798	$219,966	$212,316	$209,293

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$16,115	$15,997	$16,749	$16,360
SBA asset-backed securities	5,550	5,584	5,818	5,819
Other bonds and obligations:
State and political subdivisions	19,439	19,864	22,121	22,527
Total securities held to maturity	$41,104	$41,445	$44,688	$44,706

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At March 31, 2019, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.97 billion. Total MSRs were $20.2 million  at March 31, 2019 and $22.2 million at December 31, 2018.

The following table represents the activity for MSRs and the related fair value changes during the periods noted:

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Balance, beginning of period	$22,217	$21,092
Additions	165	582
Changes in fair value due to:
Reductions from loans paid off during the period	(319)	(324)
Changes in valuation inputs or assumptions	(1,832)	1,346
Balance, end of period	$20,231	$22,696

The fair value of our MSRs is provided by a third party that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of MSRs at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Prepayment speed	11.02%	9.45%
Discount rate	9.33	9.32
Default rate	2.44	2.06

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

Deposits.    Deposits increased $151.6 million, or 5.6%, to $2.84 billion at March 31, 2019 from $2.69 billion at December 31, 2018.  The following table sets forth information concerning the composition of deposits:

	March 31,	December 31,	Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Noninterest-bearing deposits	$432,961	$412,906	$20,055	4.9%
NOW accounts	141,340	143,522	(2,182)	(1.5)
Regular savings	497,697	482,085	15,612	3.2
Money market accounts	550,498	529,756	20,742	3.9
Term certificate accounts	762,168	756,045	6,123	0.8
Retail deposits	2,384,664	2,324,314	60,350	2.6
Municipal deposits	309,757	255,120	54,637	21.4
Wholesale deposits	142,224	105,627	36,597	34.6
	$2,836,645	$2,685,061	$151,584	5.6%

Reciprocal deposits	$112,439	$110,437	$2,002	1.8%

The growth in deposits was driven by an increase of $60.4 million in retail deposits, a $54.6 million increase in municipal deposits and $36.6 million increase in wholesale deposits. Retail growth is primarily a response to marketing and promotions of retail products. At March 31, 2019, wholesale deposits include brokered deposits of $117.9 million and $24.3 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $112.4 million in reciprocal deposits, including $109.7 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $164.0 million, or 31.5%, to $355.9 million at March 31, 2019 from $519.9 million at December 31, 2018 as excess funds were utilized to pay down FHLB borrowings. The Company also issued subordinated debt on August 30, 2018 in the amount of $35.0 million. Issuance costs of $1.2 million are being amortized over the term of the debentures.

Stockholders’ equity.    Total stockholders’ equity was $363.4 million at March 31, 2019 compared to $357.6 million at December 31, 2018, an increase of 1.6%.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

HarborOne Bancorp, Inc. Consolidated

Overview.   Consolidated net income for the three months ended March 31, 2019 was $2.1 million compared to net income of $2.3 million for the three months ended March 31, 2018.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Average Balances and Yields. The following table sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated, on a consolidated basis. Interest income on tax-exempt securities has been adjusted to a fully taxable-equivalent basis using a federal tax rate of 21%.  All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended March 31,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$3,016,943	$34,723	4.67%	$2,248,119	$22,915	4.13%
Investment securities (2)	260,211	1,886	2.94	227,362	1,541	2.75
Other interest-earning assets	37,971	483	5.16	37,346	274	2.97
Total interest-earning assets	3,315,125	37,092	4.54	2,512,827	24,730	3.99
Noninterest-earning assets	252,882			125,640
Total assets	$3,568,007			$2,638,467
Interest-bearing liabilities:
Savings accounts	$484,963	364	0.30	$332,414	135	0.17
NOW accounts	136,954	25	0.07	125,602	20	0.06
Money market accounts	794,477	2,760	1.41	716,380	1,385	0.78
Certificates of deposit	812,992	4,512	2.25	496,839	1,718	1.40
Brokered deposits	99,341	582	2.38	78,930	265	1.36
Total interest-bearing deposits	2,328,727	8,243	1.44	1,750,165	3,523	0.82
FHLB advances	392,483	2,275	2.35	253,359	1,038	1.66
Subordinated debentures	33,822	505	6.05	—	—	—
Total borrowings	426,305	2,780	2.64	253,359	1,038	1.66
Total interest-bearing liabilities	2,755,032	11,023	1.62	2,003,524	4,561	0.92
Noninterest-bearing liabilities:
Noninterest-bearing deposits	400,573			260,455
Other noninterest-bearing liabilities	52,219			31,457
Total liabilities	3,207,824			2,295,436
Total equity	360,183			343,031
Total liabilities and equity	$3,568,007			$2,638,467
Tax equivalent net interest income		26,069			20,169
Tax equivalent interest rate spread (3)			2.92%			3.07%
Less: tax equivalent adjustment		39			45
Net interest income as reported		$26,030			$20,124
Net interest-earning assets (4)	$560,093			$509,303
Net interest margin (5)			3.18%			3.25%
Tax equivalent effect			0.01			0.01
Net interest margin on a fully tax equivalent basis			3.19%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	120.33%			125.42%

Supplemental information:
Total deposits, including demand deposits	$2,729,300	$8,243		$2,010,620	$3,523
Cost of total deposits			1.22%			0.71%
Total funding liabilities, including demand deposits	$3,155,605	$11,023		$2,263,979	$4,561
Cost of total funding liabilities			1.42%			0.82%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%.  The yield on investments before tax equivalent adjustments was 2.88% and 2.67% for the quarters ended March 31, 2019 and 2018, respectively.

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

	Three Months Ended March 31,
	2019 v. 2018
	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$7,319	$4,489	$11,808
Investment securities	219	126	345
Other interest-earning assets	5	204	209
Total interest-earning assets	7,543	4,819	12,362
Interest-bearing liabilities:
Savings accounts	46	183	229
NOW accounts	2	3	5
Money market accounts	141	1,234	1,375
Certificates of deposit	784	2,010	2,794
Brokered deposit	57	260	317
Total interest-bearing deposits	1,030	3,690	4,720
FHLB advances	452	785	1,237
Subordinated debentures	505	—	505
Total borrowings	957	785	1,742
Total interest-bearing liabilities	1,987	4,475	6,462
Change in net interest income	$5,556	$344	$5,900

Interest and Dividend Income.    Interest and dividend income increased $12.4 million, or 50.1%, to $37.1 million for the three months ended March 31, 2019, compared to $24.7 million for the three months ended March 31, 2018. The increase was primarily due to an $11.8 million, or 51.5%, increase in interest on loans and loans held for sale to $34.7 million for the three months ended March 31, 2019 from $22.9 million for the three months ended March 31, 2018. The increase in loan interest income was attributable to a 34.2% increase in average loans outstanding as a result of the Coastway acquisition and organic growth, as well as the shift in mix to higher yielding commercial loans. The average yield on loans and loans held for sale increased 54 basis points. Interest and dividend income on securities increased by $351,000 or 23.5%, from $1.5 million for the three months ended March 31, 2018 to $1.8 million for the three months ended March 31, 2019, due to an increase in average balances of securities and a 19 basis point increase in the average yield. Income on other interest-earning assets increased $209,000 primarily due to an increase in FHLB dividends.

Interest Expense.    Interest expense increased $6.5 million, or 141.7%, to $11.0 million for the three months ended March 31, 2019 from $4.6 million for the three months ended March 31, 2018. The increase resulted from a $4.7 million increase in interest expense on deposits and a $1.2 million increase in interest expense on FHLB borrowings. Additionally, subordinated debt of $35.0 million was issued in the third quarter of 2018 resulting in interest expense of $505,000 for the quarter ended March 31, 2019. The increase in interest expense on deposits resulted from a 33.1% increase in average balances and a 62 basis point increase in the cost of deposits. Increases in the average balances was driven by the Coastway acquisition and organic growth. The increase in rates was driven by new products with higher rates and an overall competitive deposit market. Average certificates of deposit increased by $316.2 million, or 63.6% and the cost of certificates of deposits was 2.25% for the first quarter of 2019 compared to 1.40% for the first quarter of 2018.  The cost of money market deposits increased 63 basis point to 1.41% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and the average balance increased 10.9%. Savings account balances increased 45.8% and there was a 13 basis point increase in the cost of savings accounts as compared to the prior year quarter. The increase in interest expense on FHLB advances reflects the 54.9% increase in average balance and the 69 basis point increase in rate when comparing the three months ended March 31, 2019 and 2018. The quarter ended March 31, 2019 also includes interest on $35.0 million of subordinated notes of $505,000 and no such expense in the prior year quarter.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $5.9 million, or 29.3%, to $26.1 million for the three months ended March 31, 2019 from $20.2 million for the three months ended March 31, 2018, primarily a result of the Coastway acquisition and organic commercial loan and deposit account growth. The tax equivalent net interest spread decreased 15 basis points to 2.92% for the three months ended March 31, 2019 from 3.07% for the three months ended March 31, 2018, and net interest margin on a tax equivalent basis decreased by 7 basis points to 3.19% for the three months ended March 31, 2019 from 3.26% for the three months ended March 31, 2018.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended March 31, 2019 was $356,000 and 14.7%, respectively, compared to $814,000 and 26.5%, respectively, for the three months ended March 31, 2018. Income tax expense for the quarter ended March 31, 2019 was impacted by the 2014 Massachusetts state tax refund of $320,000 recognized in the quarter.

Segments. The Company has two reportable segments: HarborOne Bank and HarborOne Mortgage.  Revenue from HarborOne Bank consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.  Revenue from HarborOne Mortgage is comprised of interest earned on loans and fees received as a result of the residential mortgage origination, sale and servicing process.  Effective April 3, 2018, the Bank’s residential mortgage lending division was consolidated with HarborOne Mortgage.  Residential real estate portfolio loans are originated by HarborOne Mortgage and purchased by the Bank.

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three months ended March 31, 2019 and 2018, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	March 31,		Increase (Decrease)		March 31,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$26,419	$19,867	$6,552	33.0%	$109	$206	$(97)	(47.1)%
Provision for loan losses	857	808	49	6.1	—	—	—	—
Net interest income, after provision for loan losses	25,562	19,059	6,503	34.1	109	206	(97)	(47.1)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(570)	199	(769)	(386.4)	(1,581)	823	(2,404)	(292.1)
Other	222	522	(300)	(57.5)	6,431	5,739	692	12.1
Total mortgage banking income (loss)	(348)	721	(1,069)	(148.3)	4,850	6,562	(1,712)	(26.1)
Other noninterest income (loss)	5,352	4,051	1,301	32.1	(12)	15	(27)	(180.0)
Total noninterest income	5,004	4,772	232	4.9	4,838	6,577	(1,739)	(26.4)
Noninterest expense	24,865	20,423	4,442	21.7	7,352	6,771	581	8.6
Income (loss) before income taxes	5,701	3,408	2,293	67.3	(2,405)	12	(2,417)	NM
Provision (benefit) for income taxes	1,446	910	536	58.9	(845)	4	(849)	NM
Net income (loss)	$4,255	$2,498	$1,757	70.3%	$(1,560)	$8	$(1,568)	NM	%

NM: not meaningful

HarborOne Bank Segment

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Income.    The Bank’s net income increased by $1.8 million to $4.3 million for the three months ended March 31, 2019 from $2.5 million for the three months ended March 31, 2018.  Pre-tax income was $5.7 million for the three months ended March 31, 2019, a $2.3 million increase from the three months ended March 31, 2018. The increase in pre-

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

tax income reflects a $6.6 million increase in net interest income and a $232,000 increase in noninterest income partially offset by an increase of $49,000 in provision for loan losses and an increase in noninterest expense of $4.4 million.  The provision for income taxes increased $536,000.

Provision for Loan Losses.    The Bank recorded a provision for loan losses of $857,000 for the three months ended March 31, 2019 and $808,000 for the three months ended March 31, 2018.  The provisions primarily reflect the continued growth in commercial loans and the need for replenishment driven by charge-off activity.   Net charge-offs were $230,000 for the three months ended March 31, 2019 compared to $434,000 for the same period in 2017. Asset quality remained strong with nonperforming assets of $19.3 million and nonperforming assets to total assets of 0.53% at March 31, 2019 as compared to $17.2 million and 0.63%, respectively, at March 31, 2018.

Noninterest Income.    Total noninterest income increased to $5.0 million for the three months ended March 31, 2019 compared to $4.8 million for the prior year period. The following table sets forth the components of noninterest income:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$—	$142	$(142)	(100.0)%
Intersegment loss	(159)	—	(159)	(100.0)
Processing, underwriting and closing fees	—	31	(31)	(100.0)
Secondary market loan servicing fees, net of guarantee fees	381	349	32	9.2
Changes in mortgage servicing rights fair value	(570)	199	(769)	(386.4)
Total mortgage banking income	(348)	721	(1,069)	(148.3)%
Deposit account fees	3,778	2,967	811	27.3
Income on retirement plan annuities	96	112	(16)	(14.3)
Bank-owned life insurance income	253	239	14	5.9
Other	1,225	733	492	67.1
Total noninterest income	$5,004	$4,772	$232	4.9%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$—	$98	$(98)	(100.0)%

.

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

The decrease in total mortgage banking income reflects the consolidation of the Bank’s residential mortgage lending division into HarborOne Mortgage at the start of the second quarter of 2018.

The change in the MSRs fair value is consistent with the 28 basis point decrease in the 10-year Treasury Constant Maturity rate.   As interest rates fall, prepayment speeds tend to increase and MSR fair value decreases.  Conversely, the increase for the three months ended March 31, 2018 reflected increasing rates.

The increase in deposit account fees reflects increased debit card interchange income from the addition of Coastway accounts.

The increase in other income is primarily due to interest rate swap fee income. For the quarter ended March 31, 2019 swap fee income was $612,000 as compared to $418,000 for the prior year quarter.  The increase was also a result of increased fees on commercial loans, income generated from the office space rental of former Coastway properties and increased cash surrender value on life insurance.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense increased to $24.9 million for the three months ended March 31, 2019 compared to $20.4 million for the prior year period. The following table sets forth the components of noninterest expense:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$13,954	$11,568	$2,386	20.6%
Occupancy and equipment	3,696	2,675	1,021	38.2
Data processing expenses	2,010	1,540	470	30.5
Loan expenses	518	361	157	43.5
Marketing	877	946	(69)	(7.3)
Deposit expenses	350	330	20	6.1
Postage and printing	446	311	135	43.4
Professional fees	705	759	(54)	(7.1)
Foreclosed and repossessed assets	(71)	63	(134)	(212.7)
Deposit insurance	666	494	172	34.8
Other expenses	1,714	1,376	338	24.6
Total noninterest expense	$24,865	$20,423	$4,442	21.7%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

Compensation and benefits increased primarily due to an increase in salary expense reflecting the additional Coastway employees, annual increases and other additional staffing needs to support Company initiatives.

The increase in occupancy and equipment expense reflects the addition of nine branches from Coastway.

The increase in data processing expense primarily reflects the increase in accounts from the Coastway acquisition.

The increase in deposit insurance reflects increased deposit balances.

Other expenses increased primarily due to the Coastway acquisition. The quarter ended March 31, 2019 included $618,000 of amortization on the core deposit intangible recorded in the acquisition and no such expense in the 2018 quarter. The quarter ended March 31, 2018 included expenses for the Coastway acquisition in the amount of $485,000 and no such expense in the 2019 quarter.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Mortgage Segment

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Income.   HarborOne Mortgage recorded a net loss of $1.6 million for the three months ended March 31, 2019, as compared to net income of $8,000 for the three months ended March 31, 2018. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    Total noninterest income decreased to $4.8 million for the three months ended March 31, 2019 as compared to $6.6 million for the prior year period. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$4,612	$4,182	$430	10.3%
Intersegment gain	159	—	159	100.0
Processing, underwriting and closing fees	729	600	129	21.5
Secondary market loan servicing fees net of guarantee fees	931	957	(26)	(2.7)
Changes in mortgage servicing rights fair value	(1,581)	823	(2,404)	(292.1)
Total mortgage banking income	$4,850	$6,562	$(1,712)	(26.1)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$165	$484	$(319)	(65.9)%
Change in 10-year Treasury Constant Maturity rate in basis points	(28)	33

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

The change in the MSRs fair value is consistent with change in the 10-year Treasury Constant Maturity rate. As interest rates fall, prepayment speeds increase and resulting in a decrease in MSR fair value. Conversely, the increase for the three months ended March 31, 2018 reflected increasing rates.

The gain on sale of mortgages increased despite flat residential mortgage originations primarily as a result of increased margins during the quarter ended March 31, 2019.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The following table provides additional loan production detail:

	Three Months Ended March 31,
	2019		2018
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$158,233	100.0%	$139,725	88.3%
Third Party	—	—	18,551	11.7
Total	$158,233	100.0%	$158,276	100.0%

Product Type
Conventional	$91,663	57.9%	$100,911	63.7%
Government	27,767	17.6	42,528	26.9
State Housing Agency	17,236	10.9	—	—
Jumbo	21,540	13.6	14,837	9.4
Seconds	27	—	—	—
Total	$158,233	100.0%	$158,276	100.0%

Purpose
Purchase	$124,332	78.6%	$112,273	70.9%
Refinance	31,011	19.6	44,732	28.3
Construction	2,890	1.8	1,271	0.8
Total	$158,233	100.0%	$158,276	100.0%

Noninterest Expense.    Total noninterest expense increased to $7.4 million for the three months ended March 31, 2019 compared to $6.8 million for the prior year period. The following tables set forth the components of noninterest:

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$5,357	$4,904	$453	9.2%
Occupancy and equipment	746	595	151	25.4
Data processing expenses	36	13	23	176.9
Loan expenses	753	901	(148)	(16.4)
Marketing	81	53	28	52.8
Postage and printing	36	43	(7)	(16.3)
Professional fees	210	128	82	64.1
Other expenses	133	134	(1)	(0.7)
Total noninterest expense	$7,352	$6,771	$581	8.6%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

Compensation and benefits increased for the quarter ended March 31, 2019 due to additional employees from the Coastway acquisition and HarborOne Bank employees that were part of the residential lending division’s consolidation with HarborOne Mortgage. Additionally the quarter ended March 31, 2019 includes severance of $295,000, reflecting continued efforts to right size HarborOne Mortgage in response to economic conditions.

The increase in occupancy and equipment expense reflects increased lease and maintenance expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	March 31,	December 31,
	2019	2018
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$12,104	$12,120
Second mortgages and equity lines of credit	1,636	1,649
Commercial real estate	—	298
Commercial construction	—	—
Commercial	4,235	3,087
Consumer	308	557
Total nonaccrual loans (1)	18,283	17,711
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	641	556
Other repossessed assets	342	193
Total nonperforming assets	19,266	18,460
Performing troubled debt restructurings	18,056	17,899
Total nonperforming assets and performing troubled debt restructurings	$37,322	$36,359

Total nonperforming loans to total loans (2)	0.61%	0.59%
Total nonperforming assets and performing troubled debt restructurings to total assets	1.02%	1.00%
Total nonperforming assets to total assets	0.53%	0.51%

(1) $3.6 million and $4.3 million of troubled debt restructurings are included in total nonaccrual loans at March 31, 2019 and December 31, 2018, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in March 31, 2019 and 2018, amounted to $552,000 and $584,000, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	March 31, 2019	December 31, 2018
	(in thousands)

Classified loans:
Substandard	$5,661	$4,398
Doubtful	1,728	1,930
Loss	—	—
Total classified loans	7,389	6,328
Special mention	26,922	30,296
Total criticized loans	$34,311	$36,624

None of the special mention assets at March 31, 2019 and December 31, 2018 were on nonaccrual.

At March 31, 2019, our allowance for loan losses was $21.3 million, or 0.71% of total loans and 116.41%  of nonperforming loans. At December 31, 2018, our allowance for loan losses was $20.7 million, or 0.69% of total loans and 116.62% of nonperforming loans. Nonperforming loans at March 31, 2019 were $18.3 million, or 0.61% of total loans, compared to $17.7 million, or 0.59% of total loans, at December 31, 2018. The allowance for loan losses is maintained at

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2019			December 31, 2018
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,605	12.24%	31.60%	$2,681	12.98%	31.63%
Second mortgages and equity lines of credit	465	2.18	5.15	508	2.46	5.31
Residential construction	50	0.23	0.49	50	0.24	0.49
Commercial real estate	10,351	48.64	31.80	10,059	48.70	31.35
Commercial construction	2,670	12.55	5.29	2,707	13.11	5.42
Commercial	2,819	13.25	10.00	2,286	11.07	9.30
Consumer	1,109	5.21	15.67	1,154	5.59	16.50
Total general and allocated allowance	20,069	94.30	100.00%	19,445	94.15	100.00%
Unallocated	1,213	5.70		1,210	5.85
Total	$21,282	100.00%		$20,655	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)

Allowance at beginning of period	$20,655	$18,489
Provision for loan losses	857	808
Charge offs:
Residential real estate:
One- to four-family	(20)	—
Commercial	(40)	(345)
Consumer	(266)	(140)
Total charge-offs	(326)	(485)

Recoveries:
Residential real estate:
One- to four-family	—	5
Second mortgages and equity lines of credit	14	2
Commercial real estate	5	—
Commercial	13	1
Consumer	64	43
Total recoveries	96	51
Net charge-offs	(230)	(434)
Allowance at end of period	$21,282	$18,863
Total loans outstanding at end of period	$2,995,336	$2,233,153
Average loans outstanding	$2,987,611	$2,208,191
Allowance for loan losses as a percent of total loans outstanding at end of period	0.71%	0.84%
Annualized net loans charged off as a percent of average loans outstanding	0.03%	0.08%
Allowance for loan losses to nonperforming loans at end of period	116.41%	115.51%

We recorded a provision for loan losses of $857,000 and $808,000 for the three months ended March 31, 2019 and 2018, respectively.  The provisions primarily reflect loan loss allocations commensurate with commercial loan growth and other changes in the loan portfolio. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $230,000 for the quarter ended March 31, 2019, or 0.03%, of average loans outstanding on an annualized basis, compared to $434,000 and 0.08% for the quarter ended March 31, 2018. Nonperforming assets were $19.3 million at March 31, 2019 compared to $18.5 million at December 31, 2018 and $17.2 million at March 31, 2018. Nonperforming assets as a percentage of total assets were 0.53% at March 31, 2019, 0.51% at December 31, 2018 and 0.63% at March 31, 2018. Asset quality remains strong and reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

As of March 31, 2019, net interest income simulation results for the Company indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

March 31, 2019
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	2.00%
(100)	(3.60)%

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

The table below sets forth, as of March 31, 2019, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At March 31, 2019
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$533,902	$(4,073)	(0.8)%	15.8%	1.08
0	537,975	—	—	14.7	—
- 100	484,281	(53,694)	(10.0)	13.0	(1.71)

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

Management regularly adjusts our investments in liquid assets based upon an assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our interest rate risk and investment policies.

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash provided by operating activities was $20.1 million and $28.7 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

of disbursements for loan originations and loan purchases and the purchase of securities, offset by principal collections on loans, proceeds from the sale and maturity of securities, and sales of other real estate owned, and paydowns on mortgage-backed securities, was $11.9 million and $51.3 million for the three months ended March 31, 2019 and 2018, respectively. Net cash as a result of financing activities, consisting primarily of the activity in deposit accounts and FHLB advances and results from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses. Net cash used by financing activities was $12.1 million for the three months ended March 31, 2019. Net cash provided by financing activities was $49.1 million for the three months ended March 31, 2018.

The Company and the Bank are subject to various regulatory capital requirements. At March 31, 2019, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At March 31, 2019, we had outstanding commitments to originate loans of $96.0 million and unadvanced funds on loans of $408.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $624.4 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2019. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2019, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the Company’s Risk Factors described in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Unregistered Sales of Equity Securities. None
b)	Use of Proceeds. None
c)	Repurchase of Equity Securities.

The Company adopted a share repurchase program on October 27, 2017.  The Company may repurchase up to 1,633,155 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares.  The maximum number of shares available to be purchased as of March 31, 2019 is 1,594,000.  The repurchase program may be suspended or terminated at any time without prior notice, and it will expire October 28, 2019.

The Company had no repurchases of its common stock during the three months ended March 31, 2019, under the Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1	Amendment to HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 14, 2019)
31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: May 9, 2019	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)