Form 10-Q
period 2019-06-30
HarborOne Bancorp, Inc.
filed 2019-08-09
CIK 1668224

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 1, 2019 there were 32,573,244 shares of the Registrant’s common stock, par value $0.01 per share, outstanding

HarborOne Bancorp, Inc.

Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
(in thousands, except share data)	2019	2018

Assets
Cash and due from banks	$27,205	$27,686
Short-term investments	51,502	77,835
Total cash and cash equivalents	78,707	105,521

Securities available for sale, at fair value	202,457	209,293
Securities held to maturity, at amortized cost	34,752	44,688
Federal Home Loan Bank stock, at cost	14,876	24,969
Loans held for sale, at fair value	84,651	42,107
Loans	3,065,941	2,985,507
Less: Allowance for loan losses	(22,261)	(20,655)
Net loans	3,043,680	2,964,852
Accrued interest receivable	10,325	9,996
Other real estate owned and repossessed assets	504	749
Mortgage servicing rights, at fair value	18,156	22,217
Property and equipment, net	57,543	57,045
Retirement plan annuities	13,127	12,931
Bank-owned life insurance	45,136	44,635
Deferred income taxes, net	5,646	6,727
Goodwill and other intangible assets	76,735	78,467
Other assets	51,129	28,924
Total assets	$3,737,424	$3,653,121

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$447,449	$412,906
Interest-bearing deposits	2,390,220	2,194,647
Brokered deposits	131,936	77,508
Total deposits	2,969,605	2,685,061
Short-term borrowed funds	98,000	290,000
Long-term borrowed funds	211,149	229,936
Subordinated debt	33,843	33,799
Mortgagors' escrow accounts	5,214	4,551
Accrued interest payable	1,409	1,611
Other liabilities and accrued expenses	47,086	50,589
Total liabilities	3,366,306	3,295,547

Commitments and contingencies (Notes 10 and 11)

Common stock, $0.01 par value; 90,000,000 shares authorized; 32,654,920 and 32,645,161 shares issued; 32,573,244 and 32,563,485 shares outstanding at June 30, 2019 and December 31, 2018, respectively	327	327
Additional paid-in capital	154,730	152,156
Retained earnings	225,936	219,088
Treasury stock, at cost, 81,676 shares at June 30, 2019 and December 31, 2018, respectively	(1,548)	(1,548)
Accumulated other comprehensive income (loss)	1,466	(2,358)
Unearned compensation - ESOP	(9,793)	(10,091)
Total stockholders' equity	371,118	357,574
Total liabilities and stockholders' equity	$3,737,424	$3,653,121

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2019	2018	2019	2018

Interest and dividend income:
Interest and fees on loans	$35,438	$23,866	$69,803	$46,370
Interest on loans held for sale	542	521	900	932
Interest on taxable securities	1,703	1,351	3,366	2,630
Interest on non-taxable securities	147	216	331	433
Other interest and dividend income	448	297	931	571
Total interest and dividend income	38,278	26,251	75,331	50,936

Interest expense:
Interest on deposits	9,362	4,450	17,605	7,973
Interest on FHLB borrowings	1,679	906	3,954	1,944
Interest on subordinated debentures	524	—	1,029	—
Total interest expense	11,565	5,356	22,588	9,917

Net interest and dividend income	26,713	20,895	52,743	41,019
Provision for loan losses	1,750	886	2,607	1,694

Net interest and dividend income, after provision for loan losses	24,963	20,009	50,136	39,325

Noninterest income:
Mortgage banking income:
Changes in mortgage servicing rights fair value	(2,241)	(306)	(4,392)	716
Other	10,896	8,765	17,549	15,026
Total mortgage banking income	8,655	8,459	13,157	15,742
Deposit account fees	4,056	3,224	7,834	6,191
Income on retirement plan annuities	100	119	196	232
Gain on sale and call of securities, net	1,267	—	1,267	—
Bank-owned life insurance income	253	243	506	482
Other income	1,387	512	2,600	1,259
Total noninterest income	15,718	12,557	25,560	23,906

Noninterest expense:
Compensation and benefits	20,585	17,345	39,830	33,697
Occupancy and equipment	4,411	2,961	8,859	6,236
Data processing	2,199	1,569	4,245	3,122
Loan expenses	1,334	1,390	2,605	2,652
Marketing	1,177	1,084	2,135	2,083
Deposit expenses	434	327	784	657
Postage and printing	422	354	910	720
Professional fees	1,384	915	2,330	1,883
Foreclosed and repossessed assets	(5)	45	(76)	108
Deposit insurance	589	491	1,255	985
Merger expenses	—	524	—	1,010
Other expenses	2,551	1,513	4,796	2,964
Total noninterest expense	35,081	28,518	67,673	56,117

Income before income taxes	5,600	4,048	8,023	7,114

Income tax provision	819	945	1,175	1,759

Net income	$4,781	$3,103	$6,848	$5,355

Earnings per common share:
Basic	$0.15	$0.10	$0.22	$0.17
Diluted	$0.15	$0.10	$0.22	$0.17
Weighted average shares outstanding:
Basic	31,582,546	31,578,961	31,572,211	31,574,411
Diluted	31,582,546	31,578,961	31,572,211	31,574,411

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Net income	$4,781	$3,103	$6,848	$5,355
Other comprehensive income:

Securities available for sale:
Unrealized holding gains (losses)	2,980	(1,328)	6,171	(3,975)
Reclassification adjustment for net realized gains	(1,267)	—	(1,267)	—
Net unrealized gains (losses)	1,713	(1,328)	4,904	(3,975)
Related tax effect	(377)	292	(1,080)	874
Net-of-tax amount	1,336	(1,036)	3,824	(3,101)

Comprehensive income	$6,117	$2,067	$10,672	$2,254

Realized gains on securities available for sale are included in gain on sale and call of securities, net, in the Consolidated Statements of Income.  The related income tax expense for the three and six months ended June 30, 2019 was $365,000.  There were no realized gains on sales of available for sale securities for the three and six months ended June 30, 2018.

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at March 31, 2018	32,622,695	$327	$148,559	$209,946	$(742)	$(2,697)	$(10,536)	$344,857

Comprehensive income (loss)	—	—	—	3,103	—	(1,036)	—	2,067

ESOP shares committed to be released (14,840 shares)	—	—	123	—	—	—	148	271

Share-based compensation expense	—	—	1,381	—	—	—	—	1,381

Balance at June 30, 2018	32,622,695	$327	$150,063	$213,049	$(742)	$(3,733)	$(10,388)	$348,576

Balance at March 31, 2019	32,560,136	$327	$153,326	$221,155	$(1,548)	$130	$(9,942)	$363,448

Comprehensive income	—	—	—	4,781	—	1,336	—	6,117

ESOP shares committed to be released (14,840 shares)	—	—	122	—	—	—	149	271

Restricted stock awards forfeited, net of awards issued	13,108	—	—	—	—	—	—	—

Share-based compensation expense	—	—	1,282	—	—	—	—	1,282

Balance at June 30, 2019	32,573,244	$327	$154,730	$225,936	$(1,548)	$1,466	$(9,793)	$371,118

HarborOne Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

						Accumulated
	Common Stock		Additional		Treasury	Other	Unearned	Total
	Outstanding		Paid-in	Retained	Stock,	Comprehensive	Compensation	Stockholders'
(in thousands, except share data)	Shares	Amount	Capital	Earnings	at Cost	Income (Loss)	- ESOP	Equity

Balance at December 31, 2017	32,647,395	$327	$147,060	$207,590	$(280)	$(528)	$(10,685)	$343,484

Comprehensive income (loss)	—	—	—	5,355	—	(3,101)	—	2,254

Reclassification of stranded effect of tax rate change	—	—	—	104	—	(104)	—	—

ESOP shares committed to be released (29,680 shares)	—	—	256	—	—	—	297	553

Share-based compensation expense	—	—	2,747	—	—	—	—	2,747

Treasury stock purchased	(24,700)	—	—	—	(462)	—	—	(462)

Balance at June 30, 2018	32,622,695	$327	$150,063	$213,049	$(742)	$(3,733)	$(10,388)	$348,576

Balance at December 31, 2018	32,563,485	$327	$152,156	$219,088	$(1,548)	$(2,358)	$(10,091)	$357,574

Comprehensive income	—	—	—	6,848	—	3,824	—	10,672

ESOP shares committed to be released (29,680 shares)	—	—	212	—	—	—	298	510

Restricted stock awards forfeited, net of awards issued	9,759	—	—	—	—	—	—	—

Share-based compensation expense	—	—	2,362	—	—	—	—	2,362

Balance at June 30, 2019	32,573,244	$327	$154,730	$225,936	$(1,548)	$1,466	$(9,793)	$371,118

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income	$6,848	$5,355
Adjustments to reconcile net income to net cash used by operating activities:
Provision for loan losses	2,607	1,694
Net amortization of securities premiums/discounts	156	280
Net amortization of net deferred loan costs/fees and premiums	1,491	1,753
Depreciation and amortization of premises and equipment	2,204	1,429
Change in mortgage servicing rights fair value	4,392	(716)
Mortgage servicing rights capitalized	(331)	(1,024)
Amortization of consumer servicing rights	15	24
Accretion of fair value adjustment on loans and deposits, net	(864)	(166)
Amortization of other intangible assets	1,279	44
Amortization of subordinated debt issuance costs	44	—
Gain on sale of securities, net	(1,267)	—
Bank-owned life insurance income	(506)	(482)
Income on retirement plan annuities	(196)	(232)
Net (gain) loss on sale and write-down of other real estate owned and repossessed assets	(67)	56
Deferred income tax expense	1	—
ESOP expense	510	553
Share-based compensation expense	2,362	2,747
Net change in:
Loans held for sale	(42,544)	(11,557)
Other assets and liabilities, net	(25,796)	(3,453)
Net cash used by operating activities	(49,662)	(3,695)

Cash flows from investing activities:
Activity in securities available for sale:
Maturities, prepayments and calls	14,514	11,083
Purchases	(29,930)	(30,019)
Sales	28,391	—
Activity in securities held to maturity:
Maturities, prepayment and calls	9,812	1,446
Purchases	—	(2,996)
Net redemption of FHLB stock	10,093	222
Participation-in loan purchases	(16,561)	(51,652)
Loan originations, net of principal payments	(66,045)	(57,456)
Proceeds from sale of other real estate owned and repossessed assets	1,355	487
Additions to property and equipment	(2,702)	(1,168)
Net cash used by investing activities	(51,073)	(130,053)

(continued)

The accompanying notes are an integral part of these unaudited interim Consolidated Financial Statements.

HarborOne Bancorp, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018

Cash flows from financing activities:
Net increase in deposits	284,045	188,764
Net change in borrowed funds with maturities less than ninety days	(192,000)	26,000
Proceeds from other borrowed funds and subordinated debt	11,220	31,075
Repayment of other borrowed funds	(30,007)	(60,002)
Net change in mortgagors' escrow accounts	663	78
Treasury stock purchased	—	(462)
Net cash provided by financing activities	73,921	185,453

Net change in cash and cash equivalents	(26,814)	51,705

Cash and cash equivalents at beginning of period	105,521	80,791

Cash and cash equivalents at end of period	$78,707	$132,496

Supplemental cash flow information:
Interest paid on deposits	$15,578	$7,999
Interest paid on borrowed funds	5,225	1,992
Income taxes paid, net	859	782
Transfer of loans to other real estate owned and repossessed assets	1,044	854

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

In the conversion, the Bank will become a wholly-owned subsidiary of a new holding company, which will also be named HarborOne Bancorp, Inc. Shares of Company common stock held by persons other than the MHC will be converted into shares of common stock of the new holding company pursuant to an exchange ratio designed to preserve the approximate percentage ownership interests of such persons, excluding any shares purchased in the stock offering and receipt of cash in lieu of fractional shares. Shares of Company common stock owned by the MHC will be canceled and the amount of the MHC’s ownership interest in the Company will be sold in an offering. In the offering, depositors of the Bank and former depositors of Coastway Community Bank, with qualifying deposits as of February 28, 2018, will have first priority to purchase the new shares of common stock. The offering is expected to close in the second half of 2019 and is subject to customary conditions, including the required regulatory approvals. As of June 30, 2019 other assets includes $2.1 million in capitalized costs for the offering.

Nature of Operations

The Company provides a variety of financial services to individuals and businesses through its 24 full-service branches in Massachusetts and Rhode Island, one limited-service bank branch, and a commercial lending office in each of Boston, Massachusetts and Providence, Rhode Island. HarborOne Mortgage maintains more than 30 offices in Massachusetts, Rhode Island, New Hampshire, Maine, and New Jersey and is also licensed to lend in four additional states.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the Company’s loan segments.  Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment except commercial real estate and commercial loans.  Due to the lack of historical loss experience for our commercial real estate, commercial construction and commercial loan portfolio, we utilize peer loss data.  Adjustments to this historical loss factor are considered for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.  There were no changes in the Company’s policies or methodology

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

pertaining to the general component of the allowance for loan losses during 2018 or the six months ended June 30, 2019.  The qualitative factors are determined based on the various risk characteristics of each loan segment.  Risk characteristics relevant to each portfolio segment are as follows:

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

Recent Accounting Pronouncements

As an “emerging growth company”, as defined in Title 1 of the Jumpstart Our Business Startups (“JOBS”) Act, the Company has elected to use the extended transition period to delay the adoption of new or reissued accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  As of June 30, 2019, there is no significant difference in the comparability of the financial statements as a result of this extended transition period. The Company’s emerging growth company status is scheduled to end December 31, 2021 unless a triggering event occurs sooner.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10).  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, the elimination of the requirement for non-public business entities to disclose the fair value of financial instruments measured at amortized cost and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost.  For public business entities, the amendments in this update were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For non-public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  Management currently does not expect adoption of this ASU to have a material impact on the Company's Consolidated Financial Statements as the Company does not currently hold any equity securities.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, a company should apply a five step approach to revenue recognition. For public business entities, this ASU was effective for annual reporting periods, including interim periods, beginning after December 15, 2017. For non-public business entities, this ASU is effective for annual reporting periods

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  The Bank's primary source of revenue is interest income on financial assets and income from mortgage banking activities, which are explicitly excluded from the scope of the new guidance.  The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2019, with no material impact on its Consolidated Financial Statements.

2.SECURITIES

The amortized cost and fair value of securities with gross unrealized gains and losses is as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

June 30, 2019:
Securities available for sale
U.S. Treasury securities	$9,999	$—	$1	$9,998
U.S. government and government-sponsored enterprise obligations	27,995	244	6	28,233
U.S. government agency and government-sponsored residential mortgage-backed securities	98,564	1,125	240	99,449
U.S. government-sponsored collateralized mortgage obligations	29,005	286	20	29,271
SBA asset-backed securities	35,013	493	—	35,506
Total securities available for sale	$200,576	$2,148	$267	$202,457

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$13,946	$63	$122	$13,887
U.S. government-sponsored collateralized mortgage obligations	1,595	82	—	1,677
SBA asset-backed securities	5,549	158	—	5,707
Municipal bonds	13,662	402	—	14,064
Total securities held to maturity	$34,752	$705	$122	$35,335

December 31, 2018:
Securities available for sale
U.S. government and government-sponsored enterprise obligations	$27,997	$71	$527	$27,541
U.S. government agency and government-sponsored residential mortgage-backed securities	105,340	335	1,658	104,017
U.S. government-sponsored collateralized mortgage obligations	31,293	—	365	30,928
SBA asset-backed securities	47,686	106	985	46,807
Total securities available for sale	$212,316	$512	$3,535	$209,293

Securities held to maturity
U.S. government agency and government-sponsored residential mortgage-backed securities	$15,025	$63	$481	$14,607
U.S. government-sponsored collateralized mortgage obligations	1,724	29	—	1,753
SBA asset-backed securities	5,818	42	41	5,819
Municipal bonds	22,121	406	—	22,527
Total securities held to maturity	$44,688	$540	$522	$44,706

Six mortgage-backed securities with a combined fair value of $13.6 million are pledged as collateral for interest rate swap agreements as of June  30, 2019 (see Note 11).  There were no securities pledged as collateral as of December 31, 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2019 is as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Within 1 year	$9,999	$9,998	$—	$—
After 5 years through 10 years	27,995	28,233	4,072	4,247
Over 10 years	—	—	9,590	9,817
	37,994	38,231	13,662	14,064

U.S. government agency and government-sponsored residential mortgage-backed securities	98,564	99,449	13,946	13,887
U.S. government-sponsored collateralized mortgage obligations	29,005	29,271	1,595	1,677
SBA asset-backed securities	35,013	35,506	5,549	5,707

Total	$200,576	$202,457	$34,752	$35,335

U.S. government-sponsored residential mortgage-backed securities, collateralized mortgage obligations and securities whose underlying assets are loans from the U.S. Small Business Administration (“SBA asset-backed securities”) have stated maturities of two to 28 years; however, it is expected that such securities will have shorter actual lives due to prepayments.

The following table shows proceeds and gross realized gains and losses related to the sales and calls of securities for the periods indicated.  There were no sales or calls of securities during the three and six months ended June  30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Sales
Proceeds (1)	$28,391	$—	$28,391	$—
Gross gains	1,267	—	1,267	—
Gross losses	—	—	—	—

Calls
Proceeds (1)	$5,740	$—	$8,370	$—
Gross gains	—	—	—	—
Gross losses	—	—	—	—

(1) For the three and six months ended June 30, 2019, proceeds from sales consisted of six available for sale securities, respectively.  Proceeds from calls consisted of five and eight held to maturity securities for the three and six months ended June 30, 2019, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Information pertaining to securities with gross unrealized losses at June  30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Twelve Months and Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
	(in thousands)

June 30, 2019:
Securities available for sale

U.S. Treasury securities	$1	$9,998	$—	$—
U.S. government and government-sponsored enterprise obligations	—	—	6	4,981
U.S. government agency and government-sponsored residential mortgage-backed securities	—	—	240	25,764
U.S. government-sponsored collateralized mortgage obligations	—	—	20	5,123
	$1	$9,998	$266	$35,868

Securities held to maturity

SBA asset-backed securities	$—	$—	$122	$12,362

December 31, 2018:
Securities available for sale

U.S. government and government-sponsored enterprise obligations	$—	$—	$527	$17,460
U.S. government agency and government-sponsored residential mortgage-backed securities	55	12,714	1,603	67,060
U.S. government-sponsored collateralized mortgage obligations	—	—	365	30,928
SBA asset-backed securities	—	—	985	36,860
	$55	$12,714	$3,480	$152,308

Securities held to maturity

U.S. government agency and government-sponsored residential mortgage-backed securities	$—	$—	$481	$12,938
SBA asset-backed securities	—	—	41	2,834
	$—	$—	$522	$15,772

Management evaluates securities for other-than-temporary impairment (“OTTI”) at each reporting period, and more frequently when economic or market concerns warrant such evaluation.

At June  30, 2019, 23 securities with an amortized cost of $58.6 million have unrealized losses with aggregate depreciation of 0.66% from the Company’s amortized cost basis.

The unrealized losses on the Company’s securities were primarily caused by changes in interest rates.  All of these investments are guaranteed by government and government-sponsored enterprises.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment.  Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be OTTI at June  30, 2019.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

3.LOANS HELD FOR SALE

At June  30, 2019 and December 31, 2018, there were no loans held for sale that were greater than ninety days past due.

The following table provides the fair value and contractual principal balance outstanding of loans held for sale accounted for under the fair value option:

	June 30,	December 31,
	2019	2018
	(in thousands)

Loans held for sale, fair value	$84,651	$42,107
Loans held for sale, contractual principal outstanding	81,723	40,692
Fair value less unpaid principal balance	$2,928	$1,415

4.LOANS

A summary of the balances of loans follows:

	June 30,	December 31,
	2019	2018
	(in thousands)

Residential real estate:
One- to four-family	$955,685	$942,659
Second mortgages and equity lines of credit	151,889	158,138
Residential real estate construction	13,761	14,659
Commercial real estate	1,027,884	934,420
Commercial construction	157,130	161,660
Total mortgage loans on real estate	2,306,349	2,211,536

Commercial	301,056	277,271

Consumer loans:
Auto	441,731	478,863
Personal	11,428	12,582
Total consumer loans	453,159	491,445

Total loans	3,060,564	2,980,252
Net deferred loan costs	5,377	5,255
Allowance for loan losses	(22,261)	(20,655)
Loans, net	$3,043,680	$2,964,852

The Company has transferred a portion of its originated commercial real estate loans to participating lenders.  The amounts transferred have been accounted for as sales and are therefore not included in the Company’s accompanying unaudited interim Consolidated Balance Sheets.  The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan.  The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments to participating lenders and disburses required escrow funds to relevant parties.  At June  30, 2019 and December 31, 2018, the Company was servicing loans for participants aggregating $155.8 million and $140.9 million, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Acquired Loans

The loans purchased from Coastway included $5.4 million in purchased credit impaired loans (“PCI”). The PCI loans were primarily residential real estate loans. The contractual amount outstanding and carrying value of these loans at June 30, 2019 were $4.9 million and $4.7 million, respectively. The expected cash flow of the pool is $5.3 million and the accretable yield is $186,000. During the three months ended June 30, 2019, $38,000 was accreted into interest income. PCI loans are included in the Company’s impaired loan balances in the following tables. At June  30, 2019, $2.2 million of PCI loans are included in the delinquency table and $1.5 million are included in the nonaccrual table. At December 31, 2018, $2.2 million of PCI loans are were included in the delinquency table and $500,000 were included in the nonaccrual table.

The following is the activity in the allowance for loan losses for the three months ended June  30, 2019 and 2018:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at March 31, 2018	$3,877	$8,220	$2,176	$1,943	$1,232	$1,415	$18,863

Provision (credit) for loan losses	(436)	452	191	416	122	141	886
Charge-offs	—	—	—	(390)	(202)	—	(592)
Recoveries	20	—	—	—	67	—	87
Balance at June 30, 2018	$3,461	$8,672	$2,367	$1,969	$1,219	$1,556	$19,244

Balance at March 31, 2019	$3,120	$10,351	$2,670	$2,819	$1,109	$1,213	$21,282

Provision (credit) for loan losses	(115)	749	257	442	71	346	1,750
Charge-offs	(116)			(750)	(178)		(1,044)
Recoveries	211			1	61		273
Balance at June 30, 2019	$3,100	$11,100	$2,927	$2,512	$1,063	$1,559	$22,261

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

Balance at December 31, 2017	$3,900	$7,835	$1,910	$2,254	$1,000	$1,590	$18,489

Provision (credit) for loan losses	(466)	837	457	449	451	(34)	1,694
Charge-offs	—	—	—	(735)	(342)	—	(1,077)
Recoveries	27	—	—	1	110	—	138
Balance at June 30, 2018	$3,461	$8,672	$2,367	$1,969	$1,219	$1,556	$19,244

Balance at December 31, 2018	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

Provision (credit) for loan losses	(227)	1,036	220	1,001	228	349	2,607
Charge-offs	(136)	—	—	(790)	(444)	—	(1,370)
Recoveries	224	5	—	15	125	—	369
Balance at June 30, 2019	$3,100	$11,100	$2,927	$2,512	$1,063	$1,559	$22,261

Allocation of the allowance to loan segments at June  30, 2019 and December 31, 2018 follows:

	Mortgage Loans
		Commercial	Commercial
	Residential	Real Estate	Construction	Commercial	Consumer	Unallocated	Total
	(in thousands)

June 30, 2019:
Loans:
Impaired loans	$29,940	$—	$—	$5,702	$—	$—	$35,642
Non-impaired loans	1,091,395	1,027,884	157,130	295,354	453,159	—	3,024,922
Total loans	$1,121,335	$1,027,884	$157,130	$301,056	$453,159	$—	$3,060,564
Allowance for loan losses:
Impaired loans	$1,045	$—	$—	$38	$—	$—	$1,083
Non-impaired loans	2,055	11,100	2,927	2,474	1,063	1,559	21,178
Total allowance for loan losses	$3,100	$11,100	$2,927	$2,512	$1,063	$1,559	$22,261

December 31, 2018:
Loans:
Impaired loans	$30,720	$2,502	$-	$3,826	$—	$—	$37,048
Non-impaired loans	1,084,736	931,918	161,660	273,445	491,445	—	2,943,204
Total loans	$1,115,456	$934,420	$161,660	$277,271	$491,445	$—	$2,980,252
Allowance for loan losses:
Impaired loans	$1,205	$—	$—	$53	$—	$—	$1,258
Non-impaired loans	2,034	10,059	2,707	2,233	1,154	1,210	19,397
Total allowance for loan losses	$3,239	$10,059	$2,707	$2,286	$1,154	$1,210	$20,655

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following is a summary of past due and non-accrual loans at June  30, 2019 and December 31, 2018:

			90 Days
	30-59 Days	60-89 Days	or More	Total	Loans on
	Past Due	Past Due	Past Due	Past Due	Non-accrual
	(in thousands)

June 30, 2019
Residential real estate:
One- to four-family	$4,032	$3,554	$2,337	$9,923	$11,519
Second mortgages and equity lines of credit	793	393	418	1,604	1,205
Commercial real estate	—	346	—	346	—
Commercial	2,634	351	3,255	6,240	3,689
Consumer:
Auto	1,881	320	227	2,428	248
Personal	42	8	—	50	—
Total	$9,382	$4,972	$6,237	$20,591	$16,661

December 31, 2018
Residential real estate:
One- to four-family	$1,283	$4,554	$6,516	$12,353	$12,120
Second mortgages and equity lines of credit	846	237	754	1,837	1,649
Commercial real estate	—	—	298	298	298
Commercial	34	550	2,575	3,159	3,087
Consumer:
Auto	2,099	446	452	2,997	541
Personal	41	56	5	102	16
Total	$4,303	$5,843	$10,600	$20,746	$17,711

At June  30, 2019 and December 31, 2018, there were no loans past due 90 days or more and still accruing.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following information pertains to impaired loans:

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(in thousands)

Impaired loans without a valuation allowance:
Residential	$12,069	$12,729	$—	$11,518	$12,054	$—
Commercial real estate	—	—	—	2,502	2,596	—
Commercial	5,662	6,608	—	3,761	4,672	—
Total	17,731	19,337	—	17,781	19,322	—

Impaired loans with a valuation allowance:
Residential	17,871	18,370	1,045	19,202	19,634	1,205
Commercial	40	40	38	65	65	53
Total	17,911	18,410	1,083	19,267	19,699	1,258

Total impaired loans	$35,642	$37,747	$1,083	$37,048	$39,021	$1,258

	Three Months Ended June 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$30,868	$408	$314	$32,113	$409	$307
Commercial real estate	92	—	—	350	—	—
Commercial	6,466	10	10	2,380	—	—
Total	$37,426	$418	$324	$34,843	$409	$307

	Six Months Ended June 30,
	2019			2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	on Cash Basis	Investment	Recognized	on Cash Basis
	(in thousands)

Residential	$30,818	$948	$759	$32,845	$985	$789
Commercial real estate	895	—	—	337	—	—
Commercial construction	—	—	—	43	—	—
Commercial	5,586	23	23	2,610	8	5
Total	$37,299	$971	$782	$35,835	$993	$794

Interest income recognized and interest income recognized on a cash basis in the tables above represent interest income for the three and six months ended June  30, 2019 and 2018, not for the time period designated as impaired.  No additional funds are committed to be advanced in connection with impaired loans.

There were no material TDR loan modifications for the three months ended June  30, 2019 and 2018.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The recorded investment in TDRs was $20.7 million and $22.2 million at June  30, 2019 and December 31, 2018, respectively.  Of these loans, $3.5 million and $4.3 million were on non-accrual at June  30, 2019 and December 31, 2018, respectively.

All TDR loans are considered impaired and management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each loan.  TDR loans which subsequently default are reviewed to determine if the loan should be deemed collateral dependent.  In either case, any reserve required is recorded as part of the allowance for loan losses.

During the three months ended June  30, 2019 and 2018, there were no payment defaults on TDRs.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s loans by risk rating at June  30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Commercial		Commercial	Commercial		Commercial
	Real Estate	Commercial	Construction	Real Estate	Commercial	Construction
	(in thousands)

Loans rated 1 - 6	$1,021,666	$295,354	$131,244	$919,305	$268,280	$147,124
Loans rated 7	4,429	—	25,886	10,595	5,165	14,536
Loans rated 8	—	3,981	—	2,502	1,896	—
Loans rated 9	—	1,721	—	—	1,930	—
Loans rated 10	—	—	—	—	—	—
Loans not rated	1,789	—	—	2,018	—	—
	$1,027,884	$301,056	$157,130	$934,420	$277,271	$161,660

5.MORTGAGE LOAN SERVICING

The Company sells residential mortgages to government-sponsored entities and other parties.  The Company retains no beneficial interests in these loans, but may retain the servicing rights of the loans sold.  Mortgage loans serviced for others are not included in the accompanying unaudited interim Consolidated Balance Sheets.  The risks inherent in mortgage servicing rights (“MSRs”) relate primarily to changes in prepayments that primarily result from shifts in mortgage interest rates.  The unpaid principal balance of mortgage loans serviced for others was $1.92 billion and $1.99 billion as of June  30, 2019 and December 31, 2018, respectively.

The Company accounts for MSRs at fair value.  The Company obtains valuations from independent third parties to determine the fair value of MSRs.  Key assumptions used in the estimation of fair value include prepayment speeds, discount rates, default rates, cost to service, and contractual servicing fees.  At June  30, 2019 and December 31, 2018, the following weighted average assumptions were used in the calculation of fair value of MSRs:

	June 30,	December 31,
	2019	2018
Prepayment speed	12.09%	9.45%
Discount rate	9.33	9.32
Default rate	2.03	2.06

The following summarizes changes to MSRs for the three and six months ended June  30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Balance, beginning of period	$20,231	$22,696	$22,217	$21,092
Additions	166	442	331	1,024
Changes in fair value due to:
Reductions from loans paid off during the period	(459)	(517)	(778)	(841)
Changes in valuation inputs or assumptions	(1,782)	211	(3,614)	1,557
Balance, end of period	$18,156	$22,832	$18,156	$22,832

Contractually specified servicing fees included in other mortgage banking income amounted to $1.4 million and $2.7 million for the three and six months ended June  30, 2019 and 2018, respectively.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

6. GOODWILL

Goodwill was $69.6 million and $70.1 million as of June 30, 2019 and December 31, 2018, respectively. Our goodwill originated from the acquisition of Coastway in October 2018, Cumberland Mortgage in January 2018 and HarborOne Mortgage in 2015. The Company recorded fair value adjustments to reduce goodwill in the amount of $453,000 in the first quarter of 2019.

There has been no impairment in goodwill recorded as of June 30, 2019. Future events that could cause a significant decline in our expected future cash flows or a significant adverse change in our business or the business climate may necessitate taking charges in future reporting periods related to the impairment of our goodwill and other intangible assets.

7.DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)

NOW and demand deposit accounts	$594,506	$556,517
Regular savings and club accounts	544,401	482,088
Money market deposit accounts	885,775	758,933
Total non-certificate accounts	2,024,682	1,797,538

Term certificate accounts greater than $250,000	170,188	180,305
Term certificate accounts less than or equal to $250,000	642,799	629,710
Brokered deposits	131,936	77,508
Total certificate accounts	944,923	887,523
Total deposits	$2,969,605	$2,685,061

The Company has established a relationship to participate in a reciprocal deposit program with other financial institutions.  The reciprocal deposit program provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors.  At June  30, 2019 and December 31, 2018, total reciprocal deposits were $218.4 million and $110.4 million, respectively, consisting primarily of money market accounts.

A summary of certificate accounts by maturity at June  30, 2019 is as follows:

		Weighted
		Average
	Amount	Rate
	(dollars in thousands)

Within 1 year	$669,663	2.29%
Over 1 year to 2 years	203,362	2.40
Over 2 years to 3 years	54,420	1.77
Over 3 years to 4 years	17,399	2.05
Over 4 years to 5 years	1,924	1.87
Total certificate deposits	946,768	2.28%
Less unaccreted acquisition discount	(1,845)
Total certificate deposits, net	$944,923

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

8.BORROWED FUNDS

Borrowed funds at June  30, 2019 and December 31, 2018 consist of Federal Home Loan Bank (“FHLB”) advances.  Short-term advances were $98.0 million with a weighted average rate of 2.49% at June  30, 2019.  Short-term advances were $290.0 million with a weighted average rate of 2.65% at December 31, 2018.  Long-term advances are summarized by maturity date below.

	June 30, 2019			December 31, 2018
	Amount by		Weighted	Amount by		Weighted
	Scheduled	Amount by	Average	Scheduled	Amount by	Average
	Maturity*	Call Date (1)	Rate (2)	Maturity*	Call Date (1)	Rate (2)
	(dollars in thousands)

Year ending December 31:
2019	$60,000	$90,000	2.28%	$90,000	120,000	2.06%
2020	87,000	97,000	2.25	77,000	87,000	2.25
2021	41,750	21,750	2.15	41,750	21,750	1.95
2022	—	—	—	—	—	—
2023	20,197	197	2.63	20,199	199	1.56
2024	—	—	—	—	—	—
2025 and thereafter	2,202	2,202	1.10	987	987	—
	$211,149	$211,149	2.26%	$229,936	$229,936	2.05%

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

The Company also has an available line of credit with the Federal Reserve Bank of Boston secured by 82% of the carrying value of indirect auto loans with principal balances amounting to $64.7 million and $70.6 million, respectively, of which no amount was outstanding at June  30, 2019 and December 31, 2018, respectively.

9.INCOME TAXES

For the three and six months ended June  30, 2019, the Company recorded an expense of $819,000 and $1.2 million, respectively, representing an effective tax rate of 14.63% and 14.65%.  For the three and six months ended June  30, 2018, the Company recorded an income tax expense of $945,000 and $1.8 million, respectively, representing an effective tax rate of 23.3% and 24.7%.  The effective tax rate for the quarter ended June 30, 2019 was impacted by the 2013 federal tax refund of $603,000 and the 2013 Massachusetts state tax refund of $211,000 recognized in the quarter. Additionally, the 2014 Massachusetts state tax refund of $320,000 was recognized in the first quarter of 2019. The refunds were a result of amended returns filed for those years.

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

The following off-balance sheet financial instruments were outstanding at June  30, 2019 and December 31, 2018.  The contract amounts represent credit risk.

	June 30,	December 31,
	2019	2018
	(in thousands)

Commitments to grant loans	$93,123	$47,958
Unadvanced funds on home equity lines of credit	148,858	138,227
Unadvanced funds on revolving lines of credit	135,451	125,257
Unadvanced funds on construction loans	129,889	111,333

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

All derivatives are recognized in the unaudited interim Consolidated Balance Sheets at fair value.  Changes in the fair value of derivatives are recognized in earnings.  The Company did not have any fair value hedges or cash flow hedges at June  30, 2019 and December 31, 2018.

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

Interest Rate Swaps

The Company enters into interest rate swap agreements that are transacted to meet the financing needs of its commercial customers. Offsetting interest rate swap agreements are simultaneously transacted with a third-party financial institution to effectively eliminate the Company’s interest rate risk associated with the customer swaps. The primary risks associated with these transactions arise from exposure to the ability of the counterparties to meet the terms of the contract.  Mortgage-backed securities with a fair value of $13.6 million are pledged to secure the Company’s liability for the offsetting interest rate swaps (see Note 2). The interest rate swap notional amount below is the aggregate notional amount of the customer swap and the offsetting third-party swap.

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the fair values of derivative instruments in the Consolidated Balance Sheets:

		Assets		Liabilities
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
	Amount	Location	Value	Location	Value
	(in thousands)

June 30, 2019:
Derivative loan commitments	$136,762	Other assets	$2,470	Other liabilities	$307
Forward loan sale commitments	170,543	Other assets	24	Other liabilities	875
Interest rate swaps	532,600	Other assets	13,569	Other liabilities	13,569
Risk participation agreements	101,961	Other assets	—	Other liabilities	—
Total			$16,063		$14,751

December 31, 2018:
Derivative loan commitments	$71,325	Other assets	$1,261	Other liabilities	$112
Forward loan sale commitments	54,500	Other assets	—	Other liabilities	518
Interest rate swaps	285,541	Other assets	3,193	Other liabilities	3,193
Risk participation agreements	80,418	Other assets	—	Other liabilities	—
Total			$4,454		$3,823

The following table presents information pertaining to the Company’s derivative instruments in the Consolidated Statements of Income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2019	2018	2019	2018
		(in thousands)

Derivative loan commitments	Mortgage banking income	$470	$464	$1,014	$605
Forward loan sale commitments	Mortgage banking income	(351)	(260)	(333)	(324)
Total		$119	$204	$681	$281

12.STOCK-BASED COMPENSATION

Under the HarborOne Bancorp, Inc. 2017 Stock Option and Incentive Plan (the “Equity Plan”), adopted on August 9, 2017, the Company may grant options, stock appreciation rights, restricted stock, restricted units, unrestricted stock awards, cash based awards, performance share awards, and dividend equivalent rights to its directors, officers and employees.

Expense related to awards granted to employees is recognized as compensation expense and expense related to awards granted to directors is recognized as directors' fees within noninterest expense. Total expense for the Equity Plan was $1.3 million and $2.4 million for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018 total expense for the Equity Plan was $1.4 million and $2.7 million.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility due to lack of sufficient trading history for the Company.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term and the vesting period.
•	Expected dividend yield is based on the Company’s history and expectation of dividend payouts.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

During the six months ended June 30, 2019, the Company made the following awards of nonqualified options to purchase shares of common stock:

Options granted:	304,574
Vesting period (years)	3
Term (years)	10
Fair value calculation assumptions:
Expected volatility	22% - 23%
Expected life (years)	6
Expected dividend yield	- %
Risk free interest rate	2.07% - 2.53%
Fair value per option	$4.44 - $4.93

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2019, is presented in the table below:

	Outstanding				Nonvested
			Weighted
			Average			Weighted
		Weighted	Remaining	Aggregate		Average
	Stock Option	Average	Contractual	Intrinsic	Stock Option	Grant Date
	Awards	Exercise Price	Term (years)	Value	Awards	Fair Value

Balance at January 1, 2019	990,520	$18.24			696,093	$5.07
Granted	304,574	16.19			304,574	4.46
Vested	—	—			—	—
Forfeited	(23,334)	18.35			(23,334)	5.07
Expired	(38,790)	18.35			—	—
Balance at June 30, 2019	1,232,970	$17.73	8.70	$1,239,662	977,333	$4.88
Exercisable at June 30, 2019	255,637	$18.35	8.10	$—
Unrecognized cost inclusive of directors' awards	$3,324,045
Weighted average remaining recognition period (years)	1.94

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in non-vested stock awards under the Equity Plan for the six months ended June  30, 2019:

	Restricted	Weighted Average
	Stock Awards	Grant Price

Non-vested stock awards at January 1, 2019	343,816	$18.36
Vested	—	—
Granted	19,426	17.68
Forfeited	(9,667)	18.35
Non-vested stock awards at June 30, 2019	353,575	$18.32
Unrecognized cost inclusive of directors' awards	$3,808,295
Weighted average remaining recognition period (years)	1.29

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

At June 30, 2019, the capital levels of both the Company and the Bank exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered well capitalized for regulatory purposes.  The capital levels of both the Company and the Bank at June 30, 2019 also exceeded the minimum capital requirements including the currently applicable capital conservation buffer of 2.5%.

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual regulatory capital ratios as of June 30, 2019 and December 31, 2018 are presented in the table below.

					Minimum Required to be
					Considered "Well Capitalized"
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

HarborOne Bancorp, Inc.
June 30, 2019
Common equity Tier 1 capital to risk-weighted assets	$294,846	9.9%	$134,468	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	294,846	9.9	179,290	6.0	N/A	N/A
Total capital to risk-weighted assets	352,107	11.8	239,054	8.0	N/A	N/A
Tier 1 capital to average assets	294,846	8.3	141,873	4.0	N/A	N/A

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$283,738	9.9%	$129,246	4.5%	N/A	N/A
Tier 1 capital to risk-weighted assets	283,738	9.9	172,328	6.0	N/A	N/A
Total capital to risk-weighted assets	339,393	11.8	229,771	8.0	N/A	N/A
Tier 1 capital to average assets	283,738	8.2	137,919	4.0	N/A	N/A

HarborOne Bank
June 30, 2019
Common equity Tier 1 capital to risk-weighted assets	$308,787	10.3%	$134,342	4.5%	$194,050	6.5%
Tier 1 capital to risk-weighted assets	308,787	10.3	179,123	6.0	238,831	8.0
Total capital to risk-weighted assets	331,048	11.1	238,831	8.0	298,538	10.0
Tier 1 capital to average assets	308,787	8.7	141,796	4.0	177,245	5.0

December 31, 2018
Common equity Tier 1 capital to risk-weighted assets	$296,738	10.3%	$129,250	4.5%	$186,694	6.5%
Tier 1 capital to risk-weighted assets	296,738	10.3	172,333	6.0	229,778	8.0
Total capital to risk-weighted assets	317,393	11.1	229,778	8.0	287,222	10.0
Tier 1 capital to average assets	296,738	8.6	137,784	4.0	172,230	5.0

14.COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheets, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)

Securities available for sale:
Net unrealized gain (loss)	$1,881	$(3,023)
Related tax effect	(415)	665
Total accumulated other comprehensive income (loss)	$1,466	$(2,358)

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018

	Available	Available
	for Sale	for Sale
	Securities	Securities
	(in thousands)

Balance at beginning of period	$130	$(2,697)

Other comprehensive income (loss) before reclassifications	2,980	(1,328)
Amounts reclassified from accumulated other comprehensive income	(1,267)	—
Net current period other comprehensive income (loss)	1,713	(1,328)
Related tax effect	(377)	292
Balance at end of period	$1,466	$(3,733)

	Six Months Ended June 30,
	2019	2018

	Available	Available
	for Sale	for Sale
	Securities	Securities
	(in thousands)

Balance at beginning of period	$(2,358)	$(528)

Other comprehensive income (loss) before reclassifications	6,171	(3,975)
Amounts reclassified from accumulated other comprehensive income	(1,267)	—
Reclassification of stranded effect of tax rate change	—	(104)
Net current period other comprehensive income (loss)	4,904	(4,079)
Related tax effect	(1,080)	874
Balance at end of period	$1,466	$(3,733)

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

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Forward loan sale commitments and derivative loan commitments - Forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.  The assumptions for pull-through rates are derived from internal data and adjusted using management judgment. Derivative loan commitments include the value of servicing rights and non-refundable costs of originating the loan based on the Company’s internal cost analysis that is not observable.   The weighted average pull-through rate for derivative loan commitments was 84% at June 30, 2019 and December 31, 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

				Total
	Level 1	Level 2	Level 3	Fair Value
	(in thousands)

June 30, 2019
Assets

Securities available for sale	$—	$202,457	$—	$202,457
Loans held for sale	—	84,651	—	84,651
Mortgage servicing rights	—	18,156	—	18,156
Derivative loan commitments	—	—	2,470	2,470
Forward loan sale commitments	—	—	24	24
Interest rate swaps	—	13,569	—	13,569
	$—	$318,833	$2,494	$321,327
Liabilities

Derivative loan commitments	$—	$—	$307	$307
Forward loan sale commitments	—	—	875	875
Interest rate swaps	—	13,569	—	13,569
	$—	$13,569	$1,182	$14,751

December 31, 2018
Assets

Securities available for sale	$—	$209,293	$—	$209,293
Loans held for sale	—	42,107	—	42,107
Mortgage servicing rights	—	22,217	—	22,217
Derivative loan commitments	—	—	1,261	1,261
Interest rate swaps	—	3,193	—	3,193
	$—	$276,810	$1,261	$278,071
Liabilities

Derivative loan commitments	$—	$—	$112	$112
Forward loan sale commitments	—	—	518	518
Interest rate swaps	—	3,193	—	3,193
	$—	$3,193	$630	$3,823

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The table below presents, for the three months ended June  30, 2019 and 2018, the changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Assets: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$1,732	$1,277	$1,261	$1,093

Total gains included in net income (1)	762	478	1,233	662
Balance at end of period	$2,494	$1,755	$2,494	$1,755

Changes in unrealized gains relating to instruments at period end	$2,494	$1,755	$2,494	$1,755

Liabilities: Derivative and Forward Loan Sale Commitments:

Balance at beginning of period	$(539)	$(226)	$(630)	$(119)

Total gains (losses) included in net income (1)	(643)	(274)	(552)	(381)
Balance at end of period	$(1,182)	$(500)	$(1,182)	$(500)

Changes in unrealized losses relating to instruments at period end	$(1,182)	$(500)	$(1,182)	$(500)

(1) Included in mortgage banking income on the Consolidated Statements of Net Income.

Assets Measured at Fair Value on a Non-recurring Basis

The Company may also be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with generally accepted accounting principles.  These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.  There were no liabilities measured at fair value on a non-recurring basis at June  30, 2019 and December 31, 2018.  The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets.

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in thousands)

Impaired loans	$—	$—	$1,973	$—	$—	$2,086
Other real estate owned and repossessed assets	—	—	504	—	—	749
	$—	$—	$2,477	$—	$—	$2,835

Losses in the following table represent the amount of the fair value adjustments recorded during the period on the carrying value of the assets held at June 30, 2019 and December 31, 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Impaired loans	$395	$50	$749	$101
Other real estate owned and repossessed assets	67	5	67	5
	$462	$55	$816	$106

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

	June 30, 2019
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$78,707	$78,707	$—	$—	$78,707
Securities available for sale	202,457	—	202,457	—	202,457
Securities held to maturity	34,752	—	35,334	—	35,334
Federal Home Loan Bank stock	14,876	—	—	14,876	14,876
Loans held for sale	84,651	—	84,651	—	84,651
Loans, net	3,043,680	—	—	3,084,117	3,084,117
Retirement plan annuities	13,127	—	—	13,127	13,127
Mortgage servicing rights	18,156	—	18,156	—	18,156
Accrued interest receivable	10,325	—	10,325	—	10,325

Financial liabilities:
Deposits	2,969,605	—	—	2,969,441	2,969,441
Borrowed funds	309,149	—	309,596	—	309,596
Subordinated debt	33,843	—	—	34,978	34,978
Mortgagors' escrow accounts	5,214	—	—	5,214	5,214
Accrued interest payable	1,409	—	1,409	—	1,409

Derivative loan commitments:
Assets	2,470	—	—	2,470	2,470
Liabilities	307	—	—	307	307

Interest rate swap agreements:
Assets	13,569	—	13,569	—	13,569
Liabilities	13,569	—	13,569	—	13,569

Forward loan sale commitments:
Assets	24	—	—	24	24
Liabilities	875	—	—	875	875

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2018
	Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)

Financial assets:
Cash and cash equivalents	$105,521	$105,521	$—	$—	$105,521
Securities available for sale	209,293	—	209,293	—	209,293
Securities held to maturity	44,688	—	44,706	—	44,706
Federal Home Loan Bank stock	24,969	—	—	24,969	24,969
Loans held for sale	42,107	—	42,107	—	42,107
Loans, net	2,964,852	—	—	2,959,333	2,959,333
Retirement plan annuities	12,931	—	—	12,931	12,931
Mortgage servicing rights	22,217	—	22,217	—	22,217
Accrued interest receivable	9,996	—	9,996	—	9,996

Financial liabilities:
Deposits	2,685,061	—	—	2,678,989	2,678,989
Borrowed funds	519,936	—	518,224	—	518,224
Subordinated debt	33,799	—	—	34,338	34,338
Mortgagors' escrow accounts	4,551	—	—	4,551	4,551
Accrued interest payable	1,611	—	1,611	—	1,611

Derivative loan commitments:
Assets	1,261	—	—	1,261	1,261
Liabilities	112	—	—	112	112

Interest rate swap agreements:
Assets	3,193	—	3,193	—	3,193
Liabilities	3,193	—	3,193	—	3,193

Forward loan sale commitments:
Assets	—	—	—	—	—
Liabilities	518	—	—	518	518

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

	Three Months Ended June 30,
	2019	2018

Net income applicable to common stock (in thousands)	$4,781	$3,103

Average number of common shares outstanding	32,566,924	32,622,695
Less: Average unallocated ESOP shares	(984,378)	(1,043,734)
Average number of common shares outstanding used to calculate basic earnings per common share	31,582,546	31,578,961
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,582,546	31,578,961

Earnings per common share:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30,
	2019	2018

Net income applicable to common stock (in thousands)	$6,848	$5,355

Average number of common shares outstanding	32,563,968	32,626,503
Less: Average unallocated ESOP shares	(991,757)	(1,052,092)
Average number of common shares outstanding used to calculate basic earnings per common share	31,572,211	31,574,411
Common stock equivalents	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	31,572,211	31,574,411

Earnings per common share:
Basic	$0.22	$0.17
Diluted	$0.22	$0.17

Stock options for 1,232,970 and 883,311 shares of common stock for the three and six months ended June  30, 2019 and 2018, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

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

Information about the reportable segments and reconciliation to the unaudited interim Consolidated Financial Statements at June 30, 2019 and 2018 and for the three and six months then ended is presented in the tables below.

	Three Months Ended June 30, 2019
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$27,022	$210	$(519)	$—	$26,713
Provision for loan losses	1,750	—	—	—	1,750
Net interest and dividend income (loss), after provision for loan losses	25,272	210	(519)	—	24,963
Mortgage banking income:
Changes in mortgage servicing rights fair value	(438)	(1,803)	—	—	(2,241)
Other	64	10,832	—	—	10,896
Total mortgage banking income (loss)	(374)	9,029	—	—	8,655
Other noninterest income (loss)	7,067	(4)	—	—	7,063
Total noninterest income	6,693	9,025	—	—	15,718
Noninterest expense	25,257	8,917	907	—	35,081
Income (loss) before income taxes	6,708	318	(1,426)	—	5,600
Provision (benefit) for income taxes	802	418	(401)	—	819
Net income (loss)	$5,906	$(100)	$(1,025)	$—	$4,781

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2019
	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income (expense)	$53,441	$319	$(1,017)	$—	$52,743
Provision for loan losses	2,607	—	—	—	2,607
Net interest and dividend income (loss), after provision for loan losses	50,834	319	(1,017)	—	50,136
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,008)	(3,384)	—	—	(4,392)
Other	286	17,263	—	—	17,549
Total mortgage banking income (loss)	(722)	13,879	—	—	13,157
Other noninterest income (loss)	12,419	(16)	—	—	12,403
Total noninterest income	11,697	13,863	—	—	25,560
Noninterest expense	50,122	16,269	1,282	—	67,673
Income (loss) before income taxes	12,409	(2,087)	(2,299)	—	8,023
Provision (benefit) for income taxes	2,248	(427)	(646)	—	1,175
Net income (loss)	$10,161	$(1,660)	$(1,653)	$—	$6,848

Total assets at period end	$3,736,515	$144,935	$405,776	$(549,802)	$3,737,424
Goodwill at period end	$58,875	$10,760	$—	$—	$69,635

	Three Months Ended June 30, 2018

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp, Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$20,619	$225	$51	$—	$20,895
Provision for loan losses	886	—	—	—	886
Net interest and dividend income, after provision for loan losses	19,733	225	51	—	20,009
Mortgage banking income:
Changes in mortgage servicing rights fair value	(80)	(226)	—	—	(306)
Other	357	8,408	—	—	8,765
Total mortgage banking income	277	8,182	—	—	8,459
Other noninterest income	4,086	12	—	—	4,098
Total noninterest income	4,363	8,194	—	—	12,557
Noninterest expense	19,728	8,365	425	—	28,518
Income (loss) before income taxes	4,368	54	(374)	—	4,048
Provision (benefit) for income taxes	1,027	23	(105)	—	945
Net income (loss)	$3,341	$31	$(269)	$—	$3,103

HarborOne Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

	Six Months Ended June 30, 2018

	HarborOne	HarborOne	HarborOne
	Bank	Mortgage	Bancorp Inc.	Eliminations	Consolidated
	(in thousands)

Net interest and dividend income	$40,486	$431	$102	$—	$41,019
Provision for loan losses	1,694	—	—	—	1,694
Net interest and dividend income, after provision for loan losses	38,792	431	102	—	39,325
Mortgage banking income:
Changes in mortgage servicing rights fair value	119	597	—	—	716
Other	879	14,147	—	—	15,026
Total mortgage banking income	998	14,744	—	—	15,742
Other noninterest income	8,137	27	—	—	8,164
Total noninterest income	9,135	14,771	—	—	23,906
Noninterest expense	40,151	15,136	830	—	56,117
Income (loss) before income taxes	7,776	66	(728)	—	7,114
Provision (benefit) for income taxes	1,937	27	(205)	—	1,759
Net income (loss)	$5,839	$39	$(523)	$—	$5,355

Total assets at period end	$2,812,983	$115,444	$348,695	$(397,408)	$2,879,714
Goodwill at period end	$3,186	$10,442	$—	$—	$13,628

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section is intended to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our financial condition at June 30, 2019, and our results of operations for the three and six months ended June 30, 2019 and 2018. This section should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto of the Company appearing in Part I, Item 1 of this Form 10-Q.

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

Forward-looking statements are based on the current assumptions and beliefs of management and are only expectations of future results. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among others, factors referenced under the section captioned “Risk Factors” at Part II, Item 1A of this Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by the Company’s quarterly reports on Form 10-Q, including this report, and other filings with the Securities and Exchange Commission; acquisitions may not produce results at levels or within time frames originally anticipated; adverse conditions in the capital and debt markets and the impact of such conditions on our business activities; changes in interest rates; competitive pressures from other financial institutions; the effects of general economic conditions on a national basis or in the local markets in which we operate, including changes that adversely affect borrowers’ ability to service and repay our loans; changes in the value of securities in our investment portfolio; changes in loan default and charge-off rates; fluctuations in real estate values; the adequacy of loan loss reserves; decreases in deposit levels necessitating increased borrowing to fund loans and investments; operational risks including, but not limited to, cybersecurity breaches, fraud and natural disasters;  changes in government regulation; changes in accounting standards and practices; the risk that goodwill and intangibles recorded in our financial statements will become impaired; demand for loans in our market area; our ability to attract and maintain deposits; risks related to the implementation of acquisitions, dispositions, and restructurings; the risk that we may not be successful in the implementation of our business strategy; and changes in assumptions used in making such forward-looking statements. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets.    Total assets increased $84.3 million, or 2.3%, to $3.74 billion at June 30, 2019 from $3.65 billion at December 31, 2018 primarily due to the continued execution of our commercial loan growth strategy.

Cash and Cash Equivalents.    Cash and cash equivalents decreased $26.8 million to $78.7 million at June 30, 2019 from $105.5 million at December 31, 2018.

Loans Held for Sale.    Loans held for sale at June 30, 2019 were $84.7 million, an increase of $42.5 million from $42.1 million at December 31, 2018, primarily reflecting higher residential mortgage loan demand in the second quarter of 2019.

Loans, net.    At June 30, 2019, net loans were $3.04 billion, an increase of $78.8 million, or 2.7%, from $2.96 billion at December 31, 2018, primarily due to an increase in commercial real estate loans, commercial loans,  and one- to four-family residential real estate loans partially offset by a decrease in consumer loans, second mortgages and equity lines of credit and construction loans. Total commercial real estate, commercial construction and commercial loans at June 30, 2019 were $1.49 billion, an increase of $112.7 million, or 8.2%, from $1.37 billion at December 31, 2018, reflecting our business strategy to increase commercial lending. Residential mortgage loans, including second mortgages, home equities and construction loans increased $5.9 million, or 0.5%, and consumer loans decreased $38.3 million, or 7.8%. The allowance for loan losses was $22.3 million at June 30, 2019 and $20.7 million at December 31, 2018.

The following table provides the composition of our loan portfolio at the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Residential real estate:
One- to four-family	$955,685	31.2%	$942,659	31.6%
Second mortgages and equity lines of credit	151,889	5.0	158,138	5.3
Residential construction	13,761	0.5	14,659	0.5
Commercial real estate	1,027,884	33.6	934,420	31.4
Commercial construction	157,130	5.1	161,660	5.4
Total real estate	2,306,349	75.4	2,211,536	74.2
Commercial	301,056	9.8	277,271	9.3
Consumer:
Auto	69,169	2.3	94,635	3.2
Auto lease loans	372,562	12.2	384,228	12.9
Personal	11,428	0.4	12,582	0.4
Total consumer	453,159	14.8	491,445	16.5
Total loans	3,060,564	100.0%	2,980,252	100.0%
Net deferred loan origination costs	5,377		5,255
Allowance for loan losses	(22,261)		(20,655)
Loans, net	$3,043,680		$2,964,852

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Securities.    Total investment securities at June 30, 2019 were $237.2 million, a decrease of $16.8 million, or 6.6%, from December 31, 2018. There were $28.4 million in sales of asset and mortgage-backed securities with a recorded gain of $1.3 million and $8.4 million in calls of obligations of state and political subdivisions partially offset by the purchase of $19.6 million in U.S. government agency mortgage-backed securities and $10.0 million of U.S. Treasury Bills.  The following table provides the composition of our securities available for sale and held to maturity at the dates indicated:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)

Securities available for sale:
Debt securities:
U.S. Treasury securities	$9,999	$9,998	$—	$—
U.S. government and government-sponsored enterprise obligations	27,995	28,233	27,997	27,541
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	127,569	128,720	136,633	134,945
SBA asset-backed securities	35,013	35,506	47,686	46,807
Total securities available for sale	$200,576	$202,457	$212,316	$209,293

Securities held to maturity:
Debt securities:
U.S. government agency and government-sponsored mortgage-backed and collateralized mortgage obligations	$15,541	$15,564	$16,749	$16,360
SBA asset-backed securities	5,549	5,707	5,818	5,819
Other bonds and obligations:
State and political subdivisions	13,662	14,064	22,121	22,527
Total securities held to maturity	$34,752	$35,335	$44,688	$44,706

Mortgage servicing rights.    Mortgage servicing rights (“MSRs”) are created as a result of our mortgage banking origination activities and accounted for at fair value. At June 30, 2019, we serviced mortgage loans for others with an aggregate outstanding principal balance of $1.92 billion. Total MSRs were $18.2 million at June 30, 2019 and $22.2 million at December 31, 2018.

The following table represents the activity for MSRs and the related fair value changes during the periods noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)

Balance, beginning of period	$20,231	$22,696	$22,217	$21,092
Additions	166	442	331	1,024
Changes in fair value due to:
Reductions from loans paid off during the period	(459)	(517)	(778)	(841)
Changes in valuation inputs or assumptions	(1,782)	211	(3,614)	1,557
Balance, end of period	$18,156	$22,832	$18,156	$22,832

The fair value of our MSRs is provided by a third party that determines the appropriate prepayment speed, discount and default rate assumptions based on our portfolio. Any measurement of fair value is limited by the conditions existing and assumptions made at a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time. The following table presents weighted average assumptions utilized in determining the fair value of MSRs at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Prepayment speed	12.09%	9.45%
Discount rate	9.33	9.32
Default rate	2.03	2.06

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

Deposits.    Deposits increased $284.5 million, or 10.6%, to $2.97 billion at June 30, 2019 from $2.69 billion at December 31, 2018.  The following table sets forth information concerning the composition of deposits:

	June 30,	December 31,	Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Noninterest-bearing deposits	$447,448	$412,906	$34,542	8.4%
NOW accounts	146,988	143,522	3,466	2.4
Regular savings	544,401	482,085	62,316	12.9
Money market accounts	572,993	529,756	43,237	8.2
Term certificate accounts	784,361	756,045	28,316	3.7
Consumer and business deposits	2,496,191	2,324,314	171,877	7.4
Municipal deposits	318,689	255,120	63,569	24.9
Wholesale deposits	154,725	105,627	49,098	46.5
Total deposits	$2,969,605	$2,685,061	$284,544	10.6%

Reciprocal deposits	$218,391	$110,437	$107,954	97.8%

The growth in deposits was driven by an increase of $171.9 million in consumer and business deposits, a $63.6 million increase in municipal deposits and $49.1 million increase in wholesale deposits. Consumer and business deposit growth is primarily a response to marketing and promotions of retail products. At June 30, 2019, wholesale deposits include brokered deposits of $131.9 million and $22.8 million in certificates of deposits from institutional investors. We participate in a reciprocal deposit program that provides access to FDIC-insured deposit products in aggregate amounts exceeding the current limits for depositors. Total deposits includes $218.4 million in reciprocal deposits, including $154.7 million in municipal deposits. The wholesale deposits provide a channel for the Company to seek additional funding outside the Company’s core market.

Borrowings.   Total borrowings from the FHLB decreased $210.8 million, or 40.5%, to $309.1 million at June 30, 2019 from $519.9 million at December 31, 2018 as excess funds were utilized to pay down FHLB borrowings. The Company also issued subordinated debt on August 30, 2018 in the amount of $35.0 million. Issuance costs of $1.2 million are being amortized over the term of the debentures.

Stockholders’ equity.    Total stockholders’ equity was $371.1 million at June 30, 2019 compared to $357.6 million at December 31, 2018, an increase of 3.8%.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

HarborOne Bancorp, Inc. Consolidated

Overview.   Consolidated net income for the three and six months ended June 30, 2019 was $4.8 million and $6.8 million, respectively, compared to net income of $3.1 million and $5.4 million, respectively, for the three and six months ended June 30, 2018.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Three Months Ended June 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$3,072,345	$35,980	4.70%	$2,303,245	$24,387	4.25%
Investment securities (2)	259,151	1,880	2.91	233,587	1,613	2.77
Other interest-earning assets	26,758	448	6.71	41,584	297	2.87
Total interest-earning assets	3,358,254	38,308	4.58	2,578,416	26,297	4.09
Noninterest-earning assets	260,864			130,551
Total assets	$3,619,118			$2,708,967
Interest-bearing liabilities:
Savings accounts	$528,360	564	0.43	$346,201	150	0.17
NOW accounts	140,115	25	0.07	128,360	21	0.06
Money market accounts	872,653	3,384	1.56	698,591	1,496	0.86
Certificates of deposit	788,701	4,627	2.35	592,811	2,534	1.71
Brokered deposits	124,122	762	2.46	66,892	249	1.50
Total interest-bearing deposits	2,453,951	9,362	1.53	1,832,855	4,450	0.97
FHLB advances	291,835	1,679	2.31	217,712	906	1.67
Subordinated debentures	33,826	524	6.21	—	—	—
Total borrowings	325,661	2,203	2.71	217,712	906	1.67
Total interest-bearing liabilities	2,779,612	11,565	1.67	2,050,567	5,356	1.05
Noninterest-bearing liabilities:
Noninterest-bearing deposits	423,462			278,846
Other noninterest-bearing liabilities	49,163			33,561
Total liabilities	3,252,237			2,362,974
Total equity	366,881			345,993
Total liabilities and equity	$3,619,118			$2,708,967
Tax equivalent net interest income		26,743			20,941
Tax equivalent interest rate spread (3)			2.91%			3.04%
Less: tax equivalent adjustment		30			46
Net interest income as reported		$26,713			$20,895
Net interest-earning assets (4)	$578,642			$527,849
Net interest margin (5)			3.19%			3.25%
Tax equivalent effect			—			0.01
Net interest margin on a fully tax equivalent basis			3.19%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	120.82%			125.74%

Supplemental information:
Total deposits, including demand deposits	$2,877,413	$9,362		$2,111,701	$4,450
Cost of total deposits			1.31%			0.85%
Total funding liabilities, including demand deposits	$3,203,074	$11,565		$2,329,413	$5,356
Cost of total funding liabilities			1.45%			0.92%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%.  The yield on investments before tax equivalent adjustments was 2.86% and 2.69% for the quarters ended June 30, 2019 and 2018, respectively.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,
	2019			2018
	Average			Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(dollars in thousands)

Interest-earning assets:
Loans (1)	$3,044,796	$70,703	4.68%	$2,275,834	$47,302	4.19%
Investment securities (2)	259,678	3,766	2.92	230,492	3,154	2.76
Other interest-earning assets	32,334	931	5.81	39,477	571	2.92
Total interest-earning assets	3,336,808	75,400	4.56	2,545,803	51,027	4.04
Noninterest-earning assets	256,895			128,109
Total assets	$3,593,703			$2,673,912
Interest-bearing liabilities:
Savings accounts	$506,782	928	0.37	$339,149	285	0.17
NOW accounts	138,543	50	0.07	126,988	41	0.06
Money market accounts	833,781	6,144	1.49	707,633	2,881	0.82
Certificates of deposit	800,780	9,139	2.30	545,090	4,252	1.57
Brokered deposits	111,800	1,344	2.42	72,878	514	1.42
Total interest-bearing deposits	2,391,686	17,605	1.48	1,791,738	7,973	0.90
FHLB advances	341,880	3,954	2.33	235,437	1,944	1.66
Subordinated debentures	33,824	1,029	6.13	—	—	—
Total borrowings	375,704	4,983	2.67	235,437	1,944	1.66
Total interest-bearing liabilities	2,767,390	22,588	1.65	2,027,175	9,917	0.99
Noninterest-bearing liabilities:
Noninterest-bearing deposits	412,081			269,701
Other noninterest-bearing liabilities	50,682			32,516
Total liabilities	3,230,153			2,329,392
Total equity	363,550			344,520
Total liabilities and equity	$3,593,703			$2,673,912
Tax equivalent net interest income		52,812			41,110
Tax equivalent interest rate spread (3)			2.91%			3.05%
Less: tax equivalent adjustment		69			91
Net interest income as reported		$52,743			$41,019
Net interest-earning assets (4)	$569,418			$518,628
Net interest margin (5)			3.19%			3.25%
Tax equivalent effect			—			0.01
Net interest margin on a fully tax equivalent basis			3.19%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	120.58%			125.58%

Supplemental information:
Total deposits, including demand deposits	$2,803,767	$17,605		$2,061,439	$7,973
Cost of total deposits			1.27%			0.78%
Total funding liabilities, including demand deposits	$3,179,471	$22,588		$2,296,876	$9,917
Cost of total funding liabilities			1.43%			0.87%

(1) Includes loans held for sale, nonaccruing loan balances and interest received on such loans.

(2) Includes securities available for sale and securities held to maturity.  Interest income from tax exempt securities is computed on a taxable equivalent basis using a tax rate of 21%.  The yield on investments before tax equivalent adjustments was 2.87% and 2.68% for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 v. 2018			2019 v. 2018
	Increase (Decrease) Due to Changes in		Total	Increase (Decrease) Due to Changes in		Total
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(in thousands)

Interest-earning assets:
Loans	$8,326	$3,267	$11,593	$16,546	$6,855	$23,401
Investment securities	172	95	267	391	221	612
Other interest-earning assets	(76)	227	151	(88)	448	360
Total interest-earning assets	8,422	3,589	12,011	16,849	7,524	24,373
Interest-bearing liabilities:
Savings accounts	16	398	414	31	612	643
NOW accounts	2	2	4	5	4	9
Money market accounts	327	1,561	1,888	423	2,840	3,263
Certificates of deposit	702	1,391	2,093	1,555	3,332	4,887
Brokered deposit	136	377	513	195	635	830
Total interest-bearing deposits	1,183	3,729	4,912	2,209	7,423	9,632
FHLB advances	254	519	773	707	1,303	2,010
Subordinated debentures	524	—	524	1,029	—	1,029
Total borrowings	778	519	1,297	1,736	1,303	3,039
Total interest-bearing liabilities	1,961	4,248	6,209	3,945	8,726	12,671
Change in net interest income	$6,461	$(659)	$5,802	$12,904	$(1,202)	$11,702

Interest and Dividend Income.    Interest and dividend income increased $12.0 million, or 45.8%, to $38.3 million for the three months ended June 30, 2019, compared to $26.3 million for the three months ended June 30, 2018. The increase was primarily due to an $11.6 million, or 47.5%, increase in interest on loans and loans held for sale to $36.0 million for the three months ended June 30, 2019 from $24.4 million for the three months ended June 30, 2018. The increase in loan interest income was attributable to a 33.4% increase in average loans outstanding as a result of the Coastway acquisition and organic growth, as well as the shift in mix to higher yielding commercial loans. The average yield on loans and loans held for sale increased 45 basis points. Interest and dividend income on securities increased by

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

$283,000 or 18.1%, from $1.6 million for the three months ended June 30, 2018 to $1.9 million for the three months ended June 30, 2019, due to an increase in average balances of securities and a 14 basis point increase in the average yield. Income on other interest-earning assets increased $151,000 primarily due to an increase in FHLB dividends.

Compared to the first six months of 2018, interest and dividend income increased $24.4 million, or 47.9%, reflecting similar trends in the quarter over quarter results. Average loans and loans held for sale increased $769.0 million, or 33.8%, coupled with a 49 basis point increase in yield resulting in a $23.4 million increase in interest income on loans and loans held for sale.

Interest Expense.    Interest expense increased $6.2 million, or 115.9%, to $11.6 million for the three months ended June 30, 2019 from $5.4 million for the three months ended June 30, 2018. The increase resulted from a $4.9 million increase in interest expense on deposits and a $773,000 increase in interest expense on FHLB borrowings. Additionally, subordinated debt of $35.0 million was issued in the third quarter of 2018 resulting in interest expense of $524,000 for the quarter ended June 30, 2019 and no such expense in the prior year quarter. The increase in interest expense on deposits resulted from a 33.9% increase in average balances and a 56 basis point increase in the cost of interest –bearing deposits. Increases in the average balances was driven by the Coastway acquisition and organic growth. The increase in rates was driven by new products with higher rates and an overall competitive deposit market. Average certificates of deposit increased by $195.9 million, or 33.0% and the cost of certificates of deposits was 2.35% for the second quarter of 2019 compared to 1.71% for the second quarter of 2018.  The cost of money market deposits increased 70 basis point to 1.56% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and the average balance increased 24.9%. Average savings account balances increased 52.6% and there was a 26 basis point increase in the cost of savings accounts as compared to the prior year quarter. The increase in interest expense on FHLB advances reflects the 34.0% increase in average balance and the 64 basis point increase in rate when comparing the three months ended June 30, 2019 and 2018.

Compared to the first six months of 2018, interest expense increased $12.7 million, or 127.8% to $22.6 million from $9.9 million reflecting the quarter over quarter trend of increasing deposit average balances. Average interest bearing deposits increased $599.9 million, or 33.5% and the cost of interest-bearing deposits increased 58 basis points year over year. The increase in interest expense on FHLB borrowings is due to a 67 basis point increase in the cost of borrowed funds and by the average balance increase of $106.4 million, or 45.2%. The subordinated debt issued in August 2018 contributed $1.0 million in interest expense for the six months ended June 30, 2019 and no such expense in the prior year period.

Net Interest and Dividend Income.    Net interest and dividend income on a tax equivalent basis increased $5.8 million, or 27.7%, to $26.7 million for the three months ended June 30, 2019 from $20.9 million for the three months ended June 30, 2018, primarily a result of the Coastway acquisition and organic commercial loan and deposit account growth. The tax equivalent net interest spread decreased 13 basis points to 2.91% for the three months ended June 30, 2019 from 3.04% for the three months ended June 30, 2018, and net interest margin on a tax equivalent basis decreased by 7 basis points to 3.19% for the three months ended June 30, 2019 from 3.26% for the three months ended June 30, 2018.

Compared to the first six months of 2018, net interest and dividend income increased $11.7 million, or 28.5%, to $52.8 million from $41.1 million. The tax equivalent net interest spread decreased 14 basis points to 2.91% for the six months ended June 30, 2019 from 3.05% for the six months ended June 30, 2018, and net interest margin on a tax equivalent basis also decreased by 7 basis points to 3.19% for the six months ended June 30, 2019 from 3.26% for the six months ended June 30, 2018.

Income Tax Provision.    The provision for income taxes and effective tax rate for the three months ended June 30, 2019 was $819,000 and 14.6%, respectively, compared to $945,000 and 23.3%, respectively, for the three months ended June 30, 2018. Income tax expense for the quarter ended June 30, 2019 was impacted by the 2013 federal tax refund of $603,000 and the 2013 Massachusetts state tax refund of $211,000 recognized in the quarter.

The provision for income taxes and effective tax rate for the six months ended June 30, 2019 was $1.2 million and 14.6%, respectively, compared to $1.8 million and 24.7%, respectively, for the six months ended June 30, 2018. Income tax expense for the six months ended June 30, 2019 was impacted by the 2013 federal tax refund of $603,000 and

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

the 2013 Massachusetts state tax refund of $211,000 recognized in the second quarter of 2019 and the 2014 Massachusetts state refund of $320,000 recognized in the first quarter of 2019. The refunds were a result of previously amended returns filed for those years.

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

The table below shows the results of operations for the Company’s segments, HarborOne Bank and HarborOne Mortgage, for the three and six months ended June 30, 2019 and 2018, and the increase or decrease in those results:

	HarborOne Bank				HarborOne Mortgage
	Three Months Ended				Three Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$27,022	$20,619	$6,403	31.1%	$210	$225	$(15)	(6.7)%
Provision for loan losses	1,750	886	864	97.5	—	—	—	—
Net interest and dividend income, after provision for loan losses	25,272	19,733	5,539	28.1	210	225	(15)	(6.7)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(438)	(80)	(358)	(447.5)	(1,803)	(226)	(1,577)	(697.8)
Other	64	357	(293)	(82.1)	10,832	8,408	2,424	28.8
Total mortgage banking income (loss)	(374)	277	(651)	(235.0)	9,029	8,182	847	10.4
Other noninterest income (loss)	7,067	4,086	2,981	73.0	(4)	12	(16)	(133.3)
Total noninterest income	6,693	4,363	2,330	53.4	9,025	8,194	831	10.1
Noninterest expense	25,257	19,728	5,529	28.0	8,917	8,365	552	6.6
Income before income taxes	6,708	4,368	2,340	53.6	318	54	264	488.9
Provision for income taxes	802	1,027	(225)	(21.9)	418	23	395	NM
Net income (loss)	$5,906	$3,341	$2,565	76.8%	$(100)	$31	$(131)	(422.6)%

NM: not meaningful

	HarborOne Bank				HarborOne Mortgage
	Six Months Ended				Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent
	(dollars in thousands)

Net interest and dividend income	$53,441	$40,486	$12,955	32.0%	$319	$431	$(112)	(26.0)%
Provision for loan losses	2,607	1,694	913	53.9	—	—	—	—
Net interest and dividend income, after provision for loan losses	50,834	38,792	12,042	31.0	319	431	(112)	(26.0)
Mortgage banking income:
Changes in mortgage servicing rights fair value	(1,008)	119	(1,127)	(947.1)	(3,384)	597	(3,981)	(666.8)
Other	286	879	(593)	(67.5)	17,263	14,147	3,116	22.0
Total mortgage banking income (loss)	(722)	998	(1,720)	(172.3)	13,879	14,744	(865)	(5.9)
Other noninterest income (loss)	12,419	8,137	4,282	52.6	(16)	27	(43)	(159.3)
Total noninterest income	11,697	9,135	2,562	28.0	13,863	14,771	(908)	(6.1)
Noninterest expense	50,122	40,151	9,971	24.8	16,269	15,136	1,133	7.5
Income (loss) before income taxes	12,409	7,776	4,633	59.6	(2,087)	66	(2,153)	NM
Provision (benefit) for income taxes	2,248	1,937	311	16.1	(427)	27	(454)	NM
Net income (loss)	$10,161	$5,839	$4,322	74.0%	$(1,660)	$39	$(1,699)	NM	%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

HarborOne Bank Segment

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Net Income.    The Bank’s net income increased by $2.6 million to $5.9 million for the three months ended June 30, 2019 from $3.3 million for the three months ended June 30, 2018.  Pre-tax income was $6.7 million for the three months ended June 30, 2019, a $2.3 million increase from the three months ended June 30, 2018. The increase in pre-tax income reflects a $6.4 million increase in net interest income and a $2.3 million increase in noninterest income partially offset by an increase of $864,000 in provision for loan losses and an increase in noninterest expense of $5.5 million.  The provision for income taxes decreased $225,000.

Compared to the first six months of 2018, the Banks’s net income for the six months ended June 30, 2019 increased $4.3 million to $10.2 million from $5.8 million. Pre-tax income increased $4.6 million, or 59.6%, due to a $13.0 million increase in net interest and dividend income and a $2.6 million increase in noninterest income partially offset by a $10.0 million increase in noninterest expenses and a $913,000 increase in provision for loan losses. The provision for income taxes increased $311,000.

Provision for Loan Losses.    Provision for loan losses for the three and six months ended June 30, 2019 was $1.8 million and $2.6 million, respectively, compared to provision for loan losses of $886,000 and $1.7 million, respectively, for the three and six months ended June 30, 2018.

The provisions primarily reflect the continued growth in commercial loans and the need for replenishment driven by charge-off activity.   Net charge-offs were $771,000 and $1.0 million for the three and six months ended June 30, 2019 compared to $505,000 and $939,000 for the same periods in 2018. Asset quality remained strong with nonperforming assets of $17.2 million and nonperforming assets to total assets of 0.46% at June 30, 2019 as compared to $17.4 million and 0.60%, respectively, at June 30, 2018.

Noninterest Income.    Total noninterest income increased to $6.7 million and $11.7 million for the three and six months ended June 30, 2019 compared to $4.4 million and $9.1 million for the prior year periods. The following table sets forth the components of noninterest income:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$1	$65	$(64)	(98.5)%
Intersegment loss	(314)	(58)	(256)	(441.4)
Processing, underwriting and closing fees	—	11	(11)	(100.0)
Secondary market loan servicing fees, net of guarantee fees	377	339	38	11.2
Changes in mortgage servicing rights fair value	(438)	(80)	(358)	(447.5)
Total mortgage banking income	(374)	277	(651)	(235.0)%
Interchange fees	2,123	1,596	527	33.0
Other deposit account fees	1,933	1,628	305	18.7
Income on retirement plan annuities	100	120	(20)	(16.7)
Gain on sale and call of securities	1,267	—	1,267	100.0
Bank-owned life insurance income	253	243	10	4.1
Swap fee income	748	—	748	100.0
Other	643	499	144	28.9
Total noninterest income	$6,693	$4,363	$2,330	53.4%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$—	$92	$(92)	(100.0)%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$1	$207	$(206)	(99.5)%
Intersegment loss	(473)	(58)	(415)	(715.5)
Processing, underwriting and closing fees	—	42	(42)	(100.0)
Secondary market loan servicing fees, net of guarantee fees	758	688	70	10.2
Changes in mortgage servicing rights fair value	(1,008)	119	(1,127)	(947.1)
Total mortgage banking income	(722)	998	(1,720)	(172.3)%
Interchange fees	4,094	3,036	1,058	34.8
Other deposit account fees	3,740	3,155	585	18.5
Income on retirement plan annuities	196	232	(36)	(15.5)
Gain on sale and call of securities	1,267	—	1,267	100.0
Bank-owned life insurance income	506	482	24	5.0
Swap fee income	1,360	418	942	225.4
Other	1,256	814	442	54.3
Total noninterest income	$11,697	$9,135	$2,562	28.0%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$—	$190	$(190)	(100.0)%

The primary reasons for the variances within the noninterest income categories shown in the preceding table are noted below:

The decrease in total mortgage banking income reflects the consolidation of the Bank’s residential mortgage lending division into HarborOne Mortgage at the start of the second quarter of 2018.

The change in the MSR fair value is consistent with the 41 and 69 basis point decrease in the 10-year Treasury Constant Maturity rate over the three and six months ended June 30, 2019.  As interest rates fall, prepayment speeds tend to increase and MSR fair value decreases.  Conversely, the increase for the six months ended June 30, 2018 reflected increasing rates. The negative change for the three months ended June 30, 2018 reflects reductions from loans paid off being greater than the positive fair value adjustment for the period.

The increase in interchange fees and other deposit account fees reflects increased fee income from the addition of Coastway accounts.

Swap fee income is collected and recorded at the time the swap contract is entered into and therefore income fluctuates as a function of the swap agreements entered into in a period.

The increase in other income reflects increased real estate rental income from office space acquired from Coastway.

The gain on sale of securities is the result of the sale of six available for sale securities with proceeds of $28.4 million.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense increased to $25.3 million and $50.1 million for the three and six months ended June 30, 2019 compared to $19.7 million and $40.2 million for the prior year periods. The following table sets forth the components of noninterest expense:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$13,879	$11,081	$2,798	25.3%
Occupancy and equipment	3,685	2,347	1,338	57.0
Data processing expenses	2,110	1,555	555	35.7
Loan expenses	341	398	(57)	(14.3)
Marketing	1,078	1,027	51	5.0
Deposit expenses	434	327	107	32.7
Postage and printing	379	312	67	21.5
Professional fees	914	689	225	32.7
Foreclosed and repossessed assets	(5)	45	(50)	(111.1)
Deposit insurance	589	490	99	20.2
Merger expenses	—	524	(524)	(100.0)
Other expenses	1,853	933	920	98.6
Total noninterest expense	$25,257	$19,728	$5,529	28.0%

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$27,833	$22,649	$5,184	22.9%
Occupancy and equipment	7,381	5,022	2,359	47.0
Data processing expenses	4,120	3,095	1,025	33.1
Loan expenses	859	759	100	13.2
Marketing	1,955	1,973	(18)	(0.9)
Deposit expenses	784	657	127	19.3
Postage and printing	825	623	202	32.4
Professional fees	1,619	1,448	171	11.8
Foreclosed and repossessed assets	(76)	108	(184)	(170.4)
Deposit insurance	1,255	984	271	27.5
Merger expenses	—	1,010	(1,010)	(100.0)
Other expenses	3,567	1,823	1,744	95.7
Total noninterest expense	$50,122	$40,151	$9,971	24.8%

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

Merger expenses in the 2018 periods are due to the Coastway acquisition.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Other expenses increased primarily due to the Coastway acquisition. The three and six months ended June 30, 2019 included $618,000 and $1.2 million of amortization on the core deposit intangible recorded in the acquisition and no such expense in the 2018 periods. The quarter ended June 30, 2019 included indirect expenses related to the second-step conversion in the amount of $242,000 and no such expense in the 2018 quarter.

HarborOne Mortgage Segment

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Net Income.   HarborOne Mortgage recorded a net loss of $100,000 and $1.7 million for the three and six months ended June 30, 2019, as compared to net income of $31,000 and $39,000 for the three and six months ended June 30, 2018. HarborOne Mortgage segment’s results are heavily impacted by prevailing rates, refinancing activity and home sales.

Noninterest Income.    Total noninterest income increased to $9.0 million for the three months ended June 30, 2019 as compared to $8.2 million for the prior year period and decreased to $13.9 million for the six months ended June 30, 2019 from $14.7 million for the six months ended June 30, 2018. Noninterest income is primarily from mortgage banking income for which the following table provides further detail:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$8,302	$6,429	$1,873	29.1%
Intersegment gain	314	58	256	441.4
Processing, underwriting and closing fees	1,243	948	295	31.1
Secondary market loan servicing fees net of guarantee fees	973	973	—	—
Changes in mortgage servicing rights fair value	(1,803)	(226)	(1,577)	(697.8)
Total mortgage banking income	$9,029	$8,182	$847	10.4%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$131	$350	$(219)	(62.6)%
Change in 10-year Treasury Constant Maturity rate in basis points	(41)	13

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Gain on sale of mortgage loans	$12,914	$10,611	$2,303	21.7%
Intersegment gain	473	58	415	715.5
Processing, underwriting and closing fees	1,972	1,548	424	27.4
Secondary market loan servicing fees net of guarantee fees	1,904	1,930	(26)	(1.3)
Changes in mortgage servicing rights fair value	(3,384)	597	(3,981)	(666.8)
Total mortgage banking income	$13,879	$14,744	$(865)	(5.9)%

Originated mortgage servicing rights included in gain on sale of mortgage loans	$296	$834	$(538)	(64.5)%
Change in 10-year Treasury Constant Maturity rate in basis points	(69)	47

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

The primary reasons for the significant variances in the noninterest income category shown in the preceding table are noted below:

The change in the MSR fair value is consistent with change in the 10-year Treasury Constant Maturity rate. As interest rates fall, prepayment speeds increase and resulting in a decrease in MSR fair value. Conversely, the increase for the six months ended June 30, 2018 reflected increasing rates. The negative change for the three months ended June 30, 2018 reflects reductions from loans paid off being greater than the positive fair value adjustment for the period.

The gain on sale of mortgages and processing, underwriting and closing fees increased as residential mortgage originations increased primarily as a result of falling mortgage rates and seasonal demand during the three and six months ended June 30, 2019.

The following table provides additional loan production detail:

	Three Months Ended June 30,
	2019		2018
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$307,368	100.0%	$215,994	87.9%
Third Party	—	—	29,693	12.1
Total	$307,368	100.0%	$245,687	100.0%

Product Type
Conventional	$177,359	57.7%	$155,964	63.5%
Government	48,240	15.7	52,522	21.4
State Housing Agency	16,769	5.5	16,912	6.9
Jumbo	64,958	21.1	20,289	8.2
Seconds	42	—	—	—
Total	$307,368	100.0%	$245,687	100.0%

Purpose
Purchase	$222,349	72.3%	$203,680	82.9%
Refinance	81,107	26.4	39,292	16.0
Construction	3,912	1.3	2,715	1.1
Total	$307,368	100.0%	$245,687	100.0%

	Six Months Ended June 30,
	2019		2018
	Loan		Loan
	Amount	% of Total	Amount	% of Total
	(dollars in thousands)

Source
Retail Offices	$465,601	100.0%	$355,719	88.1%
Third Party	—	—	48,244	11.9
Total	$465,601	—%	$403,963	100.0%

Product Type
Conventional	$269,022	57.8%	$256,875	63.6%
Government	76,006	16.3	95,050	23.5
State Housing Agency	34,006	7.3	16,912	4.2
Jumbo	86,497	18.6	35,126	8.7
Seconds	70	—	—	—
Total	$465,601	100.0%	$403,963	100.0%

Purpose
Purchase	$346,681	74.5%	$315,953	78.2%
Refinance	112,118	24.1	84,024	20.8
Construction	6,802	1.4	3,986	1.0
Total	$465,601	100.0%	$403,963	100.0%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Noninterest Expense.    Total noninterest expense increased to $8.9 million and $16.3 million for the three and six months ended June 30, 2019 compared to $8.4 million and $15.1 million for the prior year periods. The following tables set forth the components of noninterest:

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$6,639	$6,315	$324	5.1%
Occupancy and equipment	705	607	98	16.1
Data processing expenses	89	14	75	535.7
Loan expenses	993	988	5	0.5
Marketing	99	58	41	70.7
Postage and printing	41	37	4	10.8
Professional fees	208	203	5	2.5
Other expenses	143	143	—	—
Total noninterest expense	$8,917	$8,365	$552	6.6%

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Dollars	Percent
	(dollars in thousands)

Compensation and benefits	$11,996	$11,219	$777	6.9%
Occupancy and equipment	1,451	1,202	249	20.7
Data processing expenses	125	27	98	363.0
Loan expenses	1,746	1,889	(143)	(7.6)
Marketing	180	111	69	62.2
Postage and printing	77	80	(3)	(3.8)
Professional fees	418	331	87	26.3
Other expenses	276	277	(1)	(0.4)
Total noninterest expense	$16,269	$15,136	$1,133	7.5%

The primary reasons for the significant variances within the noninterest expense categories shown in the preceding table are noted below:

Compensation and benefits increased for the three and six months ended June 30, 2019 due to additional employees from the Coastway acquisition and HarborOne Bank employees that were part of the residential lending division’s consolidation with HarborOne Mortgage. Additionally, the six months ended June 30, 2019 includes severance of $295,000, reflecting continued efforts to right size HarborOne Mortgage in response to economic conditions.

The increase in occupancy and equipment expense reflects increased lease and maintenance expense.

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Asset Quality

The following table provides information with respect to our nonperforming assets, including TDRs, at the dates indicated. We did not have any accruing loans past due 90 days or more at the dates presented.

	June 30,	December 31,
	2019	2018
	(dollars in thousands)

Nonaccrual loans:
Residential real estate:
One- to four-family	$11,519	$12,120
Second mortgages and equity lines of credit	1,205	1,649
Commercial real estate	—	298
Commercial construction	3,689	—
Commercial	248	3,087
Consumer	—	557
Total nonaccrual loans (1)	16,661	17,711
Other real estate owned and repossessed assets:
One- to four-family residential real estate owned	298	556
Other repossessed assets	208	193
Total nonperforming assets	17,167	18,460
Performing troubled debt restructurings	17,216	17,899
Total nonperforming assets and performing troubled debt restructurings	$34,383	$36,359

Total nonperforming loans to total loans (2)	0.54%	0.59%
Total nonperforming assets and performing troubled debt restructurings to total assets	0.92%	1.00%
Total nonperforming assets to total assets	0.46%	0.51%

(1) $3.5 million and $4.3 million of troubled debt restructurings are included in total nonaccrual loans at June 30, 2019 and December 31, 2018, respectively.
(2) Total loans are presented before allowance for loan losses, but include deferred loan origination costs (fees), net.

Income related to impaired loans included in interest income for the three months ended in June 30, 2019 and 2018, amounted to $418,000 and $409,000, respectively. Income related to impaired loans included in interest income for the six months ended June 30, 2019 and 2018, amounted to $971,000 and $993,000, respectively.

The Company utilizes a ten-grade internal loan rating system for commercial real estate, commercial construction and commercial loans.  Loans not rated consist primarily of residential construction loans and certain smaller balance commercial real estate and commercial loans that are managed by exception.

The following table presents our risk rated loans considered classified or special mention in accordance with our internal risk rating system:

	June 30, 2019	December 31, 2018
	(in thousands)

Classified loans:
Substandard	$3,981	$4,398
Doubtful	1,721	1,930
Loss	—	—
Total classified loans	5,702	6,328
Special mention	30,315	30,296
Total criticized loans	$36,017	$36,624

None of the special mention assets at June 30, 2019 and December 31, 2018 were on nonaccrual.

At June 30, 2019, our allowance for loan losses was $22.2 million, or 0.73% of total loans and 133.61% of nonperforming loans. At December 31, 2018, our allowance for loan losses was $20.7 million, or 0.69% of total loans and 116.62% of nonperforming loans. Nonperforming loans at June 30, 2019 were $16.7 million, or 0.54% of total loans,

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

compared to $17.7 million, or 0.59% of total loans, at December 31, 2018. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may be realized in the future or that additional provisions for loan losses will not be required.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2019			December 31, 2018
		% of			% of
		Allowance			Allowance
		Amount to	% of Loans		Amount to	% of Loans
		Total	in Category		Total	in Category
	Amount	Allowance	to Total Loans	Amount	Allowance	to Total Loans
	(dollars in thousands)

Residential real estate:
One- to four-family	$2,591	11.64%	31.23%	$2,681	12.98%	31.63%
Second mortgages and equity lines of credit	489	2.20	4.96	508	2.46	5.31
Residential construction	20	0.09	0.45	50	0.24	0.49
Commercial real estate	11,100	49.86	33.58	10,059	48.70	31.35
Commercial construction	2,927	13.15	5.13	2,707	13.11	5.42
Commercial	2,512	11.28	9.84	2,286	11.07	9.30
Consumer	1,063	4.78	14.81	1,154	5.59	16.50
Total general and allocated allowance	20,702	93.00	100.00%	19,445	94.15	100.00%
Unallocated	1,559	7.00		1,210	5.85
Total	$22,261	100.00%		$20,655	100.00%

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Allowance at beginning of period	$21,282	$18,863	$20,655	$18,489
Provision for loan losses	1,750	886	2,607	1,694
Charge offs:
Residential real estate:
One- to four-family	—	—	(20)	—
Second mortgages and equity lines of credit	(116)	—	(116)
Commercial	(750)	(390)	(790)	(735)
Consumer	(178)	(202)	(444)	(342)
Total charge-offs	(1,044)	(592)	(1,370)	(1,077)

Recoveries:
Residential real estate:
One- to four-family	180	1	180	6
Second mortgages and equity lines of credit	31	19	44	21
Commercial real estate	—	—	5	—
Commercial	1	—	15	1
Consumer	61	67	125	110
Total recoveries	273	87	369	138
Net charge-offs	(771)	(505)	(1,001)	(939)
Allowance at end of period	$22,261	$19,244	$22,261	$19,244
Total loans outstanding at end of period	$3,060,564	$2,294,713	$3,060,564	$2,294,713
Average loans outstanding	$3,024,187	$2,258,192	$3,005,999	$2,233,329
Allowance for loan losses as a percent of total loans outstanding at end of period	0.73%	0.84%	0.73%	0.84%
Annualized net loans charged off as a percent of average loans outstanding	0.10%	0.09%	0.07%	0.04%
Allowance for loan losses to nonperforming loans at end of period	133.61%	117.57%	133.61%	117.57%

We recorded a provision for loan losses of $1.7 million and $886,000 for the three months ended June 30, 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018 we recorded a provision for loan losses of $2.6 million and $1.7 million.  The provisions primarily reflect loan loss allocations commensurate with commercial loan growth and other changes in the loan portfolio. Changes in the provision for loan losses are also based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, and ongoing evaluation of credit quality and current economic conditions. Net charge-offs totaled $771,000 for the quarter ended June 30, 2019, or 0.10%, of average loans outstanding on an annualized basis, compared to $505,000 and 0.09% for the quarter ended June 30, 2018. Nonperforming assets were $17.2 million at June 30, 2019 compared to $18.5 million at December 31, 2018 and $17.4 million at June 30, 2018. Nonperforming assets as a percentage of total assets were 0.46% at June 30, 2019, 0.51% at December 31, 2018 and 0.60% at June 30, 2018. Asset quality remains strong and reflects the Company’s continued efforts to minimize nonperforming assets through diligent collection efforts and prudent workout arrangements.

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

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

As of June 30, 2019, net interest income simulation results for the Company indicated that our exposure over one year to changing interest rates was within our guidelines. The following table presents the estimated impact of interest rate changes on our estimated net interest income over one year:

June 30, 2019
Change in Net Interest Income
Changes in Interest Rates	Year One
(basis points) (1)	(% change from year one base)
+300	2.40%
(100)	(4.50)%

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

The table below sets forth, as of June 30, 2019, the estimated changes in the EVE that would result from an instantaneous parallel shift in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At June 30, 2019
				EVE as a Percentage of Economic
		Estimated Increase (Decrease)		Value of Assets
Changes in Interest Rates	Estimated	in EVE			Changes in
(basis points) (1)	EVE	Amount	Percent	EVE Ratio (2)	Basis Points
(dollars in thousands)

+ 300	$506,313	$(20,606)	(3.9)%	14.4%	0.44
0	526,920	—	—	13.9	—
- 100	467,214	(59,705)	(11.3)	12.2	(1.76)

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

Our cash flows are composed of three primary classifications: cash flows from operating activities, investing activities and financing activities. Net cash used by operating activities was $49.7 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of

HarborOne Bancorp, Inc.

Management’s Discussion and Analysis

disbursements for loan originations and loan purchases and the purchase of securities, offset by principal collections on loans, proceeds from the sale and maturity of securities, and sales of other real estate owned, and paydowns on mortgage-backed securities, was $51.1 million and $130.1 million for the six months ended June 30, 2019 and 2018, respectively. Net cash as a result of financing activities, consisting primarily of the activity in deposit accounts and FHLB advances and results from our strategy of managing growth and cash flows to preserve capital ratios and reduce expenses. Net cash provided by financing activities was $73.9 million and $185.5 million for the six months ended June 30, 2019 and 2018, respectively.

The Company and the Bank are subject to various regulatory capital requirements. At June 30, 2019, the Company and the Bank exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See Note 13 to our unaudited interim Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

At June 30, 2019, we had outstanding commitments to originate loans of $93.1 million and unadvanced funds on loans of $414.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 totaled $669.7 million. Management expects, based on historical experience, that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may use FHLB advances, brokered deposits, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2019. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well-designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2019, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company adopted a share repurchase program on October 27, 2017.  The Company may repurchase up to 1,633,155 shares of the Company’s common stock, or approximately 5% of the Company’s current issued and outstanding shares.  The maximum number of shares available to be purchased as of June 30, 2019 is 1,594,000.  The repurchase program may be suspended or terminated at any time without prior notice. The repurchase plan will expire October 28, 2019.

The Company had no repurchases of its common stock during the six months ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the Exhibit Index are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
10.1

Agency Agreement, dated June 21, 2019 by and among HarborOne Bancorp, Inc., HarborOne Bank, HarborOne Mutual Bancshares, HarborOne NorthEast Bancorp, Inc. and Sandler O’Neill & Partners, L.P. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed with the Commission on June 24, 2019)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to the unaudited Consolidated Financial Statements.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HarborOne Bancorp, Inc.

Date: August 9, 2019	By:	/s/ James W. Blake
James W. Blake
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Linda H. Simmons
Linda H. Simmons
Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)